Form 10-Q
period 2000-09-30
SCREAMING MEDIA COM INC
filed 2000-11-14
CIK 1106917

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR


   [-] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  ____ TO  ____

                        COMMISSION FILE NUMBER: 0-30309

                              SCREAMINGMEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                           13-4042678
------------------------------   ------------------------------------
 (STATE OR OTHER JURISDICTION    (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OF
INCORPORATION OR ORGANIZATION)

                601 WEST 26TH ST., NEW YORK, NY 10001
---------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 691-7900

 (FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:)
                                 NOT APPLICABLE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X            No
              -----              ------

As of November 8, 2000 there were 37,974,270 shares of the Registrant's common stock outstanding.

                              SCREAMINGMEDIA INC.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- September 30, 2000
          (unaudited) and December 31, 1999...........................    3

          Consolidated Statements of Operations -- Three and nine
          months ended September 30, 2000 (unaudited) and 1999
          (unaudited).................................................    4

          Consolidated Statements of Cash Flows -- Nine months ended
          September 30, 2000 (unaudited) and 1999 (unaudited).........    5

          Notes to Consolidated Financial Statements..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   27

Item 2.   Changes in Securities and Use of Proceeds...................   27

Item 3.   Defaults upon Senior Securities.............................   27

Item 4.   Submission of Matters to a Vote of Security Holders.........   27

Item 5.   Other Information...........................................   28

Item 6.   Exhibits and Reports on Form 8-K............................   28

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SCREAMINGMEDIA INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 86,191,509    $ 22,121,667
  Marketable securities.....................................    21,516,511              --
  Accounts receivable, net of allowance for doubtful
    accounts of $500,000 and $138,802 as of September 30,
    2000 and December 31, 1999, respectively................     4,052,327       1,398,980
  Prepaid expenses..........................................     2,065,637       3,248,295
                                                              ------------    ------------
         Total current assets...............................   113,825,984      26,768,942

PROPERTY AND EQUIPMENT -- Net of accumulated depreciation...    15,288,389       4,552,495
INVESTMENTS.................................................       349,987         349,987
OTHER ASSETS................................................     1,722,548         698,751
                                                              ------------    ------------
         TOTAL ASSETS.......................................  $131,186,908    $ 32,370,175
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $  7,005,800    $  3,273,527
  Deferred revenue..........................................     2,640,351         873,360
  Current portion of capital lease obligations..............     2,007,523         691,643
                                                              ------------    ------------
         Total current liabilities..........................    11,653,674       4,838,530
                                                              ------------    ------------
NONCURRENT LIABILITIES:
  Capital lease obligations, less current portion...........     4,932,191         646,586
                                                              ------------    ------------
         Total liabilities..................................    16,585,865       5,485,116
                                                              ------------    ------------
COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series B convertible preferred stock, $0.01 par value, no
    shares authorized, issued and outstanding at September
    30, 2000, and 2,678,572 shares authorized, issued, and
    outstanding at December 31, 1999........................            --      27,433,838
                                                              ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Series A convertible preferred stock, $0.01 par value, no
    shares authorized, issued and outstanding at September
    30, 2000, and 1,527,085 shares authorized, issued, and
    outstanding at December 31, 1999........................            --          15,271
  Common stock, $0.01 par value, 100,000,000 shares
    authorized and 39,539,351 and 14,040,600 issued and
    37,906,812 and 12,475,521 outstanding at September 30,
    2000 and December 31, 1999..............................       395,394         140,406
  Additional paid-in capital................................   223,872,535      22,820,644
  Warrants..................................................       787,102         787,000
  Deferred compensation.....................................   (14,255,563)    (10,379,049)
  Treasury stock............................................    (1,019,311)        (19,311)
  Accumulated deficit.......................................   (95,314,046)    (13,913,740)
  Unrealized gain on securities.............................       155,403              --
  Unrealized loss on foreign currency translation...........       (20,471)             --
                                                              ------------    ------------
         Total stockholders' equity (deficiency)............   114,601,043        (548,779)
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).....  $131,186,908    $ 32,370,175
                                                              ============    ============

                See accompanying notes to financial statements.

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------   --------------------------
                                                                2000          1999           2000          1999
                                                            ------------   -----------   ------------   -----------
REVENUE:
  Services................................................  $  5,505,595   $   680,776   $ 11,765,953   $ 1,238,818
  Set-up fee..............................................     1,059,302       134,895      2,138,027       229,603
  Other...................................................        18,922         2,736        104,005        11,254
                                                            ------------   -----------   ------------   -----------
        Total revenue.....................................     6,583,819       818,407     14,007,985     1,479,675
                                                            ------------   -----------   ------------   -----------
OPERATING EXPENSES:
  Cost of services (excluding depreciation of $256,420,
    $31,428, $505,632 and $33,000 for the three months
    ended September 30, 2000 and 1999 and the nine months
    ended September 30, 2000 and 1999, respectively, shown
    below)................................................     1,881,619       282,815      4,191,215       438,918
  Research and development (excluding stock-based
    compensation of $439,243, $0, $1,589,279 and $0, for
    the three months ended September 30, 2000 and 1999 and
    the nine months ended September 30, 2000 and 1999,
    respectively, shown below)............................     1,459,522       196,463      3,413,821       514,749
  Sales and marketing (excluding stock-based compensation
    of $1,171,250, $700,450, $3,707,478 and $712,380 for
    the three months ended September 30, 2000 and 1999 and
    the nine months ended September 30, 2000 and 1999,
    respectively, shown below)............................     5,211,407     1,390,183     12,436,879     1,910,266
  General and administrative (excluding stock-based
    compensation of $2,498,431, $987,281, $8,662,828 and
    $1,108,717 for the three months ended September 30,
    2000 and 1999 and the nine months ended September 30,
    2000 and 1999, respectively, shown below).............     3,622,556     1,034,894     10,344,088     1,853,837
  Depreciation and amortization...........................       935,847       125,422      2,216,771       172,695
  Stock-based compensation................................     4,108,924     1,686,731     13,959,585     1,821,097
                                                            ------------   -----------   ------------   -----------
        Total operating expenses..........................    17,219,875     4,716,508     46,562,359     6,711,562
                                                            ------------   -----------   ------------   -----------
OPERATING LOSS............................................   (10,636,056)   (3,898,101)   (32,554,374)   (5,231,887)
                                                            ------------   -----------   ------------   -----------
OTHER INCOME (EXPENSE):
  Interest income.........................................     1,285,489        30,537      1,724,449        61,326
  Interest expense........................................      (149,185)       (6,171)      (226,208)       (6,171)
  Foreign currency translation............................        24,521            --         24,411            --
                                                            ------------   -----------   ------------   -----------
        Total other income (expense)......................     1,160,825        24,366      1,522,652        55,155
                                                            ------------   -----------   ------------   -----------
NET LOSS..................................................    (9,475,231)   (3,873,735)   (31,031,722)   (5,176,732)
Preferred stock dividends.................................   (50,214,834)           --    (50,214,834)           --
                                                            ------------   -----------   ------------   -----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..................  $(59,690,065)  $(3,873,735)  $(81,246,556)  $(5,176,732)
                                                            ============   ===========   ============   ===========
Basic and diluted net loss per share......................  $      (2.16)  $     (0.31)  $      (4.63)  $     (0.42)
                                                            ============   ===========   ============   ===========
Weighted-average number of shares of common stock
  outstanding (in thousands)..............................        27,594        12,474         17,559        12,239
                                                            ============   ===========   ============   ===========

                See accompanying notes to financial statements.

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(31,031,722)  $ (5,176,732)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,216,771        172,695
    Stock-based compensation................................    13,959,585      1,821,097
    Changes in operating assets and liabilities:
      (Increase) in account receivable......................    (2,653,347)      (932,071)
      Decrease (increase) in prepaid expenses and other
       assets...............................................     1,316,102       (439,579)
      Increase in account payable and accrued expenses......     3,732,276      1,563,247
      Increase in deferred revenue..........................     1,766,991        412,491
                                                              ------------   ------------
         Net cash used in operating activities..............   (10,693,344)    (2,578,852)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (6,032,583)    (1,705,069)
  Purchase of investments...................................   (21,610,630)      (349,987)
                                                              ------------   ------------
         Net cash used in investing activities..............   (27,643,213)    (2,055,056)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Series C Preferred Stock,
    net.....................................................    46,183,048             --
  Proceeds from the issuance of common stock upon completion
    of IPO..................................................    58,000,032             --
  Borrowings from directors and officers....................            --        275,000
  Repayments of loans to stockholders.......................            --        (19,350)
  Repayment of capital lease obligation.....................    (1,316,619)       (64,154)
  Proceeds from the issuance of Series A Preferred Stock....            --      5,468,822
  Payments for the repurchase of treasury stock.............    (1,000,000)            --
  Net unrealized gain from investments and foreign currency
    translation.............................................       134,932             --
  Proceeds from exercise of warrants and stock options......       405,006             --
                                                              ------------   ------------
         Net cash provided by financing activities..........   102,406,399      5,660,318
                                                              ------------   ------------
NET INCREASE IN CASH........................................    64,069,842      1,026,410
CASH, BEGINNING OF YEAR.....................................    22,121,667        120,357
                                                              ------------   ------------
CASH, END OF PERIOD.........................................  $ 86,191,509   $  1,146,767
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    226,208   $      6,171
                                                              ============   ============
  Cash paid for income taxes................................  $         --   $         --
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Fixed assets acquired under capital leases..............  $  6,918,301   $    841,703
                                                              ============   ============
    Conversion of promissory notes into common stock........  $         --   $    550,000
                                                              ============   ============
    Warrant issued for common stock to sublessor in
     connection with new lease..............................  $    740,000   $         --
                                                              ============   ============
    Warrant granted for legal services......................  $         --   $     50,000
                                                              ============   ============
    Warrant granted for architectural services..............  $         --   $     50,000
                                                              ============   ============

                See accompanying notes to financial statements.

                              SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been included.

     The consolidated financial statements include the accounts of ScreamingMedia Inc. (the "Company") and its wholly owned subsidiary, Screaming Media (UK) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

     Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-30548), including the related prospectus dated August 2, 2000 as filed with the United States Securities and Exchange Commission.

2.  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's wholly owned subsidiary in the UK is the local currency. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transactions gains and losses are included in consolidated net loss.

3.  OTHER COMPREHENSIVE INCOME (LOSS)

     The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the disclosure of comprehensive income (loss). SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $59.6 million and $81.1 million and $3.9 million and $5.2 million for the three and nine months ended September 30, 2000 and 1999, respectively.

4.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.  INVESTMENTS IN MARKETABLE SECURITIES

     The Company classifies all of its short term investments in marketable securities as available for sale securities. Such short term investments consist primarily of corporate notes and bonds, which are stated at market value, with unrealized gains and losses on such securities reflected as other comprehensive income (unrealized gain on securities) in stockholders' equity. Realized gains and losses on short term investments

                              SCREAMINGMEDIA INC.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

5. INVESTMENTS IN MARKETABLE SECURITIES -- (CONTINUED) are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets.

     Short term marketable securities investments consist of the following:

                                                               UNREALIZED
                                                                HOLDING
                                                                (LOSSES)        FAIR
                                                   COST          GAINS          VALUE
                                                -----------    ----------    -----------
As of September 30, 2000:
Corporate Notes and Bonds.....................  $21,361,108     $155,403     $21,516,511
                                                -----------     --------     -----------

     Maturities of short term investments at September 30, 2000 were as follows:

                                                                              FAIR
                                                               COST           VALUE
                                                            -----------    -----------
Due within one year.......................................  $ 5,685,633    $ 5,685,406
Due after one year through five years.....................  $15,675,475    $15,831,105
                                                            -----------    -----------

6.  NET LOSS PER SHARE

     Basic net loss per share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

7.  STOCK SPLIT

     On July 17, 2000, the Board of Directors of the Company and the Company's stockholders approved a one for 1.26 reverse stock split. As a result of such stock split, one share of Series A Preferred Stock or Series B Preferred Stock became convertible into 2.6984 shares of common stock. The Company's financial statements have been retroactively adjusted to show the effect of this stock split for all periods presented.

8.  STOCKHOLDER'S EQUITY

     On July 17, 2000, the Company issued and sold 8,254,227 shares of our Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") at a price of $5.81 per share to a group of institutional accredited investors, exempt from the registration requirements of the Securities Act pursuant to
Section 4(2). This private placement resulted in net proceeds to us of $46,180,259. Each share of Series C Preferred Stock was convertible, at any time, at the option of the holder, into one share of Common Stock. The Series C Preferred Stock was recorded at $46,180,259, which reflects the face amount of the preferred stock reduced by all issuance costs, resulting in a discount of $1,776,800.

     On August 2, 2000, we completed an initial public offering that ultimately, after inclusion of the exercise of the 481,700 share underwriter's over-allotment, resulted in the issuance of 5,481,700 shares of common stock. Simultaneously with the consummation of the initial public offering, each outstanding share of our Series A, Series B and Series C Convertible Preferred Stock automatically converted into common stock, resulting in an additional 19,602,785 shares of common stock.

     At the time of its initial public offering, the Company recorded a $50.2 million preferred stock dividend comprising (a) $4.0 million representing the issuance costs of the Series B and Series C preferred stock that

                              SCREAMINGMEDIA INC.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

8.  STOCKHOLDER'S EQUITY -- (CONTINUED)
remained unaccreted as of August 2, 2000 and (b) $46.2 million representing the unamortized portion of the amount by which the value of the common stock issued on conversion of the Series C preferred stock exceeded the proceeds the Company received on its issuance.

9.  LEASE COMMITMENT

     On July 14, 2000, the Company entered into a lease modification agreement whereby it leased additional space form its primary landlord through March 2009. As a result, the Company will incur additional straight-line rent expense of approximately $725,000 per year.

     In connection with such lease, the Company granted the landlord a warrant to purchase 79,365 shares of Common Stock at an exercise price of $12.60 per share. The warrant may be exercised at any time prior to July 14, 2003. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The fair value at the time of issuance was $12.00 per share. The value of the warrant has been determined to be $221,823. Such value was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 80%, a risk free interest rate of 5.32% and an expected life of seven months. The value of the warrant will be amortized ratably over the life of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information contained in our Registration Statement on Form S-1 (No. 333-30548), including the related prospectus dated August 2, 2000 as filed with the United States Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein and in our Registration Statement on Form S-1 (No. 333-30548), including the related prospectus dated August 2, 2000 as filed with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Registration Statement on Form S-1 (No. 333-30548), including the related prospectus dated August 2, 2000 as filed with the United States Securities and Exchange Commission.

OVERVIEW

     We have developed proprietary technologies that enable Web sites, intranets, extranets and wireless networks to cost-effectively meet the growing need to provide targeted, high-quality content to their users. We aggregate digital content from a wide range of content providers and filter, deliver and efficiently integrate this content into our customers' platforms almost instantaneously. Our technologies enable us to deliver content to customers who use any of the major Web site server and database technologies, including those used to support wireless access devices. Our technology platform can presently deliver text, photographs, audio and video and is designed to enable us to add new forms of content such as flash animation and pdf documents. Participation in our rapidly growing network of content providers and customers offers Web sites access to timely and relevant content and offers our content providers an efficient means of syndicating their content to third parties.

     As of September 30, 2000, we had 1,230 customers and obtained content from 2,978 publications, supplied by over 520 partners. We refer to this network of customers and content providers as our "digital content network." We have a growing international presence, with 148 of our customers and 139 of our content providers based outside the United States, primarily in Latin America, the United Kingdom and Canada.

     Our technology consists of two principal elements of software, the Content Engine(R) and SiteWare(TM). Content from a range of sources is delivered in a variety of formats to our servers where the Content Engine(R) processes and filters it, then sends to our customers any items that match their requirements. SiteWare(TM), which resides on our customers' servers, receives the content over the Internet and integrates it seamlessly into the customer's Web site. SiteWare(TM) easily integrates into existing business systems including proprietary and third-party applications. SiteWare(TM) is also available in many languages including Spanish and Portuguese.

     We enter into contracts with our customers, typically for an initial period of one year, that provide for an upfront set-up fee and recurring monthly services fee for the delivery of content. Customers include General Electric, Hewlett-Packard, First Union, IBM, Sun Microsystems, Sony, InteliHealth, MSN Money Central and Omnisky. Our content providers range from traditional news services to new media sources and include Astrology.com, AP Online, Deutsche Press-Agentur, EFE, Knight-Ridder Tribune, Knoxville New-Sentinel, The New York Times Syndicate, Red Herring.com and RollingStone.com.

     Revenue

     Our revenue is composed of services revenue, set-up fees and other revenue. We derive our services revenue primarily from distributing content directly to our customers' Web sites. Our contracts typically have an initial term of one year. We charge our customers a minimum monthly fee based on a contractually specified volume of content. We charge our customers additional monthly fees for content delivered in excess of the contracted volume of content. We recognize revenue for contracted minimum monthly fee in equal amounts each month over the life of the contract. We recognize revenue from content used in excess of the contracted volume as the services are delivered. We report our revenue net of allowances and rebates.

     We generally charge our customers an up front set-up fee. Set-up fees are charged for installing our proprietary SiteWare(TM) software, building custom filters and enabling the customer to receive customized content. The amount of the set-up fee varies according to the number of custom filters created, the functionality of SiteWare(TM), and other factors. We recognize set-up fee revenue in equal amounts over the initial term of the contract, commencing with the service start date specified in the contract.

     Cost of Services

     Cost of services consists of the content royalty fees we pay to content providers for the usage of their content by our customers, the server hosting and connectivity costs associated with the aggregation and distribution of that content, and the cost of personnel involved in building the customized filters for our customers. Monthly royalty fees are calculated based on the volume of a provider's content used by our customers. Under existing contracts with content providers, we only pay royalties on content that is used by our customers. In certain cases, the content arrangement is based on fixed fees or subject to a minimum charge.

     Research and Development Expenses

     Our research and development expenses consist primarily of personnel costs and outside consulting services for research, design and development of the software applications supporting our business. Research and development costs are expensed as incurred.

     Sales and Marketing Expenses

     Our sales and marketing expenses consist mainly of advertising costs, personnel costs and sales commissions, as well as related trade show, promotional and public relations expenses. Our success in increasing revenues depends on our ability to increase our customer base as well as our range of content providers.

     General and Administrative Expenses

     General and administrative expenses consist primarily of management, network operations and administrative personnel costs and shared costs for employee benefits, insurance, professional services, facilities and telecommunications.

     Stock-Based Compensation

     Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share subsequently determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                              FOR THE THREE        FOR THE NINE
                                                               MONTHS ENDED        MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                              --------------      --------------
                                                              2000      1999      2000      1999
                                                              ----      ----      ----      ----
Revenue:
  Services..................................................    84%       83%       84%       84%
  Set-up fee................................................    16        17        16        15
  Other.....................................................    --        --        --         1
                                                              ----      ----      ----      ----
     Total revenue..........................................   100%      100%      100%      100%
                                                              ====      ====      ====      ====
Operating expenses:
  Cost of services (excluding depreciation of 4%, 4%, 4% and
     2%, for the three months ended September 30, 2000 and
     1999, and nine months ended September 30, 2000 and
     1999, respectively, shown below).......................    29%       35%       30%       30%
  Research and development (excluding stock-based
     compensation of 7%, 0%, 11% and 0%, for the three
     months ended September 30, 2000 and 1999, and nine
     months ended September 30, 2000 and 1999, respectively,
     shown below)...........................................    22        24        24        35
  Sales and marketing (excluding stock-based compensation of
     18%, 86%, 26% and 48% for the three months ended
     September 30, 2000 and 1999, and nine months ended
     September 30, 2000 and 1999, respectively, shown
     below).................................................    79       170        89       129
  General and administrative (excluding stock-based
     compensation of 38%, 121%, 62% and 75% for the three
     months ended September 30, 2000 and 1999, and nine
     months ended September 30, 2000 and 1999, respectively,
     shown below)...........................................    55       126        74       125
  Depreciation and amortization.............................    14        15        16        12
  Stock-based compensation..................................    62       206       100       123
                                                              ----      ----      ----      ----
     Total operating expenses...............................   261       577       333       454
                                                              ----      ----      ----      ----
Operating income (loss).....................................  (161)     (477)     (233)     (354)
Other income (expense), net.................................    18         3        11         4
                                                              ----      ----      ----      ----
     Net income (loss)......................................  (143)%    (474)%    (222)%    (350)%
                                                              ====      ====      ====      ====

  THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Total revenue increased to $6.6 million for the three months ended September 30, 2000 from $818,000 for the three months ended September 30, 1999. This was due to an increase in our customer base to 1,230 customers at September 30, 2000 from 225 at September 30, 1999, as well as higher average monthly services revenue per customer and higher average set-up fees for new customers. International revenue grew to 12% of total revenue, or $803,000 for the three months ended September 30, 2000 from 9% and $77,000 for the three months ended September 30, 1999. For the three months ended September 30, 2000, no customer accounted for more than 10% of our total revenues.

     Cost of Services. Cost of services increased to $1.9 million for the three months ended September 30, 2000 from $283,000 for the three months ended September 30, 1999. As a percentage of revenue, cost of services decreased from 35% to 29%, due to our ability to negotiate lower average royalty fees or fixed-fee contracts with certain of our content providers.

     Research and Development. Research and development expenses increased to $1.5 million for the three months ended September 30, 2000 from $196,000 for the three months ended September 30, 1999. As a percentage of revenue, research and development expenses decreased to approximately 22% for the three months ended September 30, 2000 from approximately 24% for the three months ended September 30, 1999. Approximately $1.0 million of this increase was due to costs associated with increasing our research and development personnel to 53 at September 30, 2000 from 19 at September 30, 1999.

     Sales and Marketing. Sales and marketing expenses increased to $5.2 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. As a percentage of revenue, sales and marketing expenses decreased to approximately 79% for the three months ended September 30, 2000 from approximately 170% for the three months ended September 30, 1999. Approximately $1.4 million of the increase was the result of the increase in staff employed in our United States and United Kingdom sales, customer service, business development and marketing departments to 146 at September 30, 2000 from 38 at September 30, 1999. Approximately $382,000 of the increase was due to the formation of our global content acquisition group, which consisted of 15 employees as at September 30, 2000. Approximately $2.0 million of the increase was due to increased expenditures related to traditional marketing and brand-building activities.

     General and Administrative. General and administrative expenses increased to $3.6 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. As a percentage of revenue, general and administrative expenses decreased to approximately 55% for the three months ended September 30, 2000 from approximately 126% for the three months ended September 30, 1999. Approximately $1.3 million of the increase was a result of increasing our general and administrative staff to 50 at September 30, 2000 from 9 at September 30, 1999. Approximately $345,000 of the increase was a result of increasing our network operations department staff to 26 at September 30, 2000 from 5 at September 30, 1999. A further $550,000 of the increase was due to the increased cost of rent, utilities, supplies and telecommunications to support our growth. Approximately $426,000 was due to an increase in bad debt expense.

     Stock-Based Compensation. We recognized stock-based compensation expense of $4.1 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively. As a percentage of revenue, stock based compensation decreased to approximately 62% for the three months ended September 30, 2000 from approximately 206% for the three months ended September 30, 1999.

     Other Income, Net. Other income, net, includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $1.2 million for the three months ended September 30, 2000 from $24,000 for the three months ended September 30, 1999. As a percentage of revenue, other income, net increased to approximately 18% for the three months ended September 30, 2000 from approximately 3% for the three months ended September 30, 1999. The increase was due to interest income from increased cash balances and marketable securities.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

     Revenue. Total revenue increased to $14.0 million for the nine months ended September 30, 2000, from $1.5 million for the nine months ended September 30, 1999. This increase was mostly due to an increase in our customers to 1,230 at September 30, 2000 from 225 at September 30, 1999, as well as higher average monthly services revenue per customer and higher average set-up fees for new customers. For the nine months ended September 30, 2000 no one customer accounted for more than 10% of total revenues.

     Cost of Services. Cost of services increased to $4.2 million for the nine months ended September 30, 2000, from $439,000 for the nine months ended September 30, 1999. As a percentage of revenue, cost of services remained at 30% for the nine months ending September 30, 2000 and 1999. The dollar increase was due to increases in services revenue resulting in increased content royalty fees paid to content providers. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.

     Research and Development. Research and development expenses increased to $3.4 million for the nine months ended September 30, 2000 from $515,000 for the three months ended September 30, 1999. As a percentage of revenue, research and development expenses decreased to approximately 24% for the nine months ended September 30, 2000 from approximately 35% for the nine months ended September 30, 1999. This dollar increase was due to direct personnel and consulting costs incurred in further development of our content filtering, aggregation and distribution software and the development of new products. We believe that significant investments in research and development expenses will be required to enhance and expand our products and services. Accordingly, we expect that our research and development expenses will continue to increase in absolute dollars for the forseeable future, although we expect the amount as a percentage of revenue to decrease as the revenue base increases.

     Sales and Marketing. Sales and marketing expenses increased to $12.4 million for the nine months ended September 30, 2000, from $1.9 million for the nine months ended September 30, 1999. As a percentage of revenue, sales and marketing expenses decreased to approximately 89% for the nine months ended September 30, 2000 from approximately 129% for the nine months ended September 30, 1999. The increase in sales and marketing expense was due to a $4.6 million increase in compensation expense associated with the growth of our sales, content acquisition, customer support, business development and marketing departments. Approximately $603,000 of the increase was due to the formation of our global content acquisition group. Approximately 4.0 million of the increase was attributable to significant investments in traditional marketing and brand building activities. We intend to continue expanding our sales staff, both domestically and internationally, in order to sell our services. Accordingly, we expect our sales and marketing expenses to continue to increase in absolute dollars, although we expect the amount as a percentage of revenue to decrease as the revenue base increases.

     General and Administrative. General and administrative expenses increased to $10.3 million for the nine months ended September 30, 2000, from $1.9 million for the nine months ended September 30, 1999. As a percentage of revenue, general and administrative expenses decreased to approximately 74% for the nine months ended September 30, 2000 from approximately 125% for the nine months ended September 30, 1999. This dollar increase resulted from an increase in personnel costs of approximately $3.5 million associated with a significant increase in the number of administrative personnel, including network operations staff, as well as increased facilities expenses, legal and consulting fees which in aggregate totaled approximately $1.4 million. The remainder of the increase was mostly attributable to employee and office related costs of approximately $1.5 million and $1.5 million for an increase in bad debt expense.

     Stock-Based Compensation. We recognized stock-based compensation expense of $14.0 million and $1.8 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of revenue, stock based compensation decreased to approximately 100% for the nine months ended September 30, 2000 from approximately 123% for the nine months ended September 30, 1999.

     Other Income, Net. Other income, net, includes interest income from cash and cash equivalents and marketable securities offset by interest paid on capital leases. Other income, net, increased to $1.5 million for the nine months ended September 30, 2000 from $55,000 for the nine months ended September 30, 1999. As a percentage of revenue, other income, net increased to approximately 11% for the nine months ended September 30, 2000 from approximately 4% for the nine months ended September 30, 1999. The increase was primarily due to interest income from increased cash balances and marketable securities.

QUARTERLY OPERATING RESULTS

     The following table sets forth our unaudited quarterly operating results for the year ended December 31, 1999 and the three months ended March 31, June 30 and September 30, 2000. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements contained in our prospectus filed August 2, 2000 and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                          THREE MONTHS ENDED
                                      ------------------------------------------------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                        1999        1999         1999            1999         2000        2000         2000
                                      ---------   --------   -------------   ------------   ---------   --------   -------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  Services..........................   $   234    $   324       $   681        $ 1,241      $  2,231    $  4,030     $  5,506
  Set-up fee........................        25         69           135            263           412         667        1,059
  Other.............................         8         --             2              3            76           8           19
                                       -------    -------       -------        -------      --------    --------     --------
         Total revenue..............       267        393           818          1,507         2,719       4,705        6,584
Operating expenses:
  Cost of services (excluding
    depreciation of $0, $2, $31,
    $86, $123, $126 and $256 in the
    first quarter of 1999 through
    the third quarter of 2000,
    respectively, as shown below)...        60         96           283            535           929       1,381        1,882
  Research and development
    (excluding stock-based
    compensation of $0, $0, $0, $64,
    $493, $657 and $439 in the first
    quarter of 1999 through the
    third quarter of 2000,
    respectively, as shown below)...       137        182           196            379           916       1,039        1,460
  Sales and marketing (excludes
    stock-based compensation of $0,
    $12, $700, $1,110, $1,162,
    $1,374 and $1,171 in the first
    quarter of 1999 through the
    third quarter of 2000,
    respectively, as shown below)...        75        445         1,389          1,859         3,502       3,724        5,211
  General and administrative
    (excludes stock-based
    compensation of $0, $122, $987,
    $3,067, $2,946, $3,219 and
    $2,499 in the first quarter of
    1999 through the third quarter
    of 2000, respectively, as shown
    below)..........................       270        549         1,036          2,475         3,380       3,341        3,622
  Depreciation and amortization.....        12         35           125            279           549         732          936
  Stock-based compensation..........        --        134         1,687          4,241         4,601       5,249        4,109
                                       -------    -------       -------        -------      --------    --------     --------
         Total operating expenses...       554      1,441         4,716          9,768        13,877      15,466       17,220
                                       -------    -------       -------        -------      --------    --------     --------
Operating loss......................      (287)    (1,048)       (3,898)        (8,261)      (11,158)    (10,761)     (10,636)
                                       -------    -------       -------        -------      --------    --------     --------
Other income (expenses), net........        --         31            24            273           250         113        1,161
                                       -------    -------       -------        -------      --------    --------     --------
Net loss............................      (287)    (1,017)       (3,874)        (7,988)      (10,908)    (10,648)      (9,475)
                                       =======    =======       =======        =======      ========    ========     ========
Preferred stock dividends...........        --         --            --            102           154         155      (50,215)
                                       -------    -------       -------        -------      --------    --------     --------
Loss attributable to common
  stockholders......................   $  (287)   $(1,017)      $(3,874)       $(8,090)     $(11,062)   $(10,803)    $(59,690)
                                       =======    =======       =======        =======      ========    ========     ========
Basic and diluted net loss per
  share.............................     (0.02)     (0.08)        (0.31)         (0.65)        (0.88)      (0.85)       (2.16)
Weighted-average number of shares
  used in computation of basic and
  diluted net loss per share........    11,927     12,302        12,474         12,476        12,526      12,773       27,594
PRO-FORMA BASIC NET LOSS PER SHARE
Loss attributable to common
  stockholders......................      (287)    (1,017)       (3,874)        (8,090)      (11,062)    (10,803)     (59,690)

                                                                          THREE MONTHS ENDED
                                      ------------------------------------------------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                        1999        1999         1999            1999         2000        2000         2000
                                      ---------   --------   -------------   ------------   ---------   --------   -------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Add amortization of deferred stock
  compensation......................        --        134         1,687          4,241         4,601       5,249        4,109
Add preferred stock dividends.......        --         --            --            102           154         155       50,215
Net loss in computing pro forma
  basic net loss per share..........      (287)      (883)       (2,187)        (3,747)       (6,307)     (5,399)      (5,366)
Shares used in computation of basic
  net loss per share................    11,927     12,302        12,474         12,476        12,526      12,773       27,594
Add pro forma adjustment to reflect
  weighted average effect of the
  assumed conversion of convertible
  preferred stock...................       432      4,046         4,121         10,877        11,349      11,349        6,958
Shares used in computing pro forma
  basic net loss per share..........    12,359     16,348        16,595         23,353        23,875      24,122       34,552
Pro forma basic net loss per
  share.............................   $ (0.02)   $ (0.05)      $ (0.13)       $ (0.16)     $  (0.26)   $  (0.22)    $  (0.16)
                                       =======    =======       =======        =======      ========    ========     ========

NET LOSS PER SHARE

     Basic net loss per share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     Pro forma basic net loss excludes the amortization of deferred stock compensation and preferred stock dividends of $4,108,924 and $50,214,834, $1,686,731 and $0, $13,959,585 and $50,214,834 and $1,821,103 and $0 for the
three months ending September 30, 2000 and 1999 and the nine months ending September 30, 2000 and 1999, respectively.

     Pro forma basic net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

     The following table presents the computation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------------    -------------------
                                                       2000       1999        2000       1999
                                                     --------    -------    --------    -------
Net loss...........................................  $(59,690)   $(3,874)   $(81,247)   $(5,177)
                                                     ========    =======    ========    =======
Weighted-average number of shares used in
  computation of basic net loss per share..........    27,594     12,474      17,559     12,239
                                                     ========    =======    ========    =======
Basic and diluted net loss per share...............  $  (2.16)   $ (0.31)   $  (4.63)   $ (0.42)
                                                     ========    =======    ========    =======
Net loss...........................................  $(59,690)   $(3,874)   $(81,247)   $(5,177)
Add amortization of deferred stock compensation....     4,109      1,687      13,960      1,821
Add preferred stock dividends......................    50,215         --      50,215         --
                                                     --------    -------    --------    -------
Net loss used in computing pro forma basic net loss
  per share........................................  $ (5,366)   $(2,187)   $(17,072)   $(3,356)
Shares used in computation of basic net loss per
  share............................................    27,594     12,474      17,559     12,239
Add pro forma adjustment to reflect
  weighted-average effect of the assumed conversion
  of convertible preferred stock...................     6,958      4,121       9,906      4,121
                                                     --------    -------    --------    -------
Shares used in computing pro forma basic net loss
  per share........................................    34,552     16,595      27,465     16,360
                                                     ========    =======    ========    =======
Pro forma basic net loss per share.................  $  (0.16)   $ (0.13)   $  (0.62)   $ (0.21)
                                                     ========    =======    ========    =======

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private sales of equity and debt securities and through our initial public offering. Recent sales of equity securities include $58.0 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of September 30, 2000 we had cash and cash equivalents and marketable securities of approximately $108.0 million.

     As of September 30, 2000, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. During the year ended December 31, 1999 and the nine months ended September 30, 2000, we entered into capital lease arrangements for computer, network and telephony equipment. Additionally, we entered into other capital leases for the design and implementation of our new financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. In aggregate, the gross asset value of the equipment subject to these leases is approximately $8.5 million. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

     We operate from leased premises in New York, San Francisco, Miami and London. Our current aggregate annual rental obligations under these leases are approximately $1.5 million for 2000 and $2.1 million for 2001. During the nine months ended September 30, 2000 and 1999, our capital expenditures were $6.0 million and $1.7 million, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

     For the nine months ended September 30, 2000 and 1999, respectively, net cash used in operating activities was $10.7 million and $2.6 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from net losses of $31.0 million and an increase in trade accounts receivable of $2.7 million. This was offset by $16.2 million in non-cash charges, of which stock-based compensation accounted for $14.0 million, an increase of $3.7 million in accounts payable and accrued expenses, a $1.8 million increase in deferred revenue and a $1.3 million increase in prepaid expenses and other assets. The net cash used in operating activities for the nine months ended September 30, 1999 resulted primarily from net losses of $5.2 million, an increase in prepaid expenses and other assets of $440,000 and an increase in trade accounts receivable of $932,000, offset by a $1.8 million non-cash charge for stock-based compensation, a $1.6 million increase in accounts payable and accrued expenses and a $412,000 increase in deferred revenue.

     For the nine months ended September 30, 2000 and 1999, respectively, net cash used in investing activities was $27.6 million and $2.1 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2000 was principally for the purchase of equipment, leasehold improvements, the initial phase of the rollout of our new financial system and the purchase of investment securities. The net cash used in investing activities for the nine months ended September 30, 1999 was principally for the purchase of equipment and leasehold improvements.

     For the nine months ended September 30, 2000, net cash provided by financing activities was $102.4 million. Net cash provided by financing activities in the nine months ended September 30, 2000 was primarily the result of net proceeds from the sale of convertible preferred stock of $46.2 million and the net proceeds from the sale of common stock upon completion of our initial public offering of $58.0 million. This was offset by repayments of our capital lease obligations of $1.3 million and payment for the repurchase of treasury stock for $1.0 million, offset by proceeds from the exercise of a warrant and stock options of $405,000. For the nine months ended September 30, 1999, net cash provided by financing activities amounted to $5.7 million. Net cash provided by financing activities for the nine months ended September 30, 1999 was provided substantially by net proceeds generated from our offering of capital stock, which totaled $5.4 million. On March 30, 1999 and on April 7 and 9, 1999, we received a total of $5.5 million in gross proceeds from the sale of our Series A preferred stock in a private offering under Regulation D to accredited investors.

     We believe that the net proceeds from our initial public offering, together with the net proceeds from the Series C preferred stock offering and our current cash and cash equivalents, will be sufficient to meet our operating expenses, including our planned increases in our expenditures on sales and marketing, research and development and international expansion, for at least the next eighteen months. In addition, if we undertake significant acquisitions or make large strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information in this and our other public filings, including our financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

     It is difficult to value our business and evaluate our prospects because of our limited operating history. We began our current line of business at the end of 1997 and began focusing exclusively on this business in the latter part of 1998. Accordingly, we have limited financial and operating data that is relevant to our current business. Our business model is unproven, which creates a risk that our performance will not meet the expectations of investors and that the value of our common stock will decline.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

     We expect to incur operating losses and experience negative cash flow for the foreseeable future. We have incurred significant losses since we began our current line of business in 1997. As of September 30, 2000, we had an accumulated deficit of $95.3 million. We incurred net losses of $13.2 million and $31.0 million for the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively, not including preferred stock dividends relating to the sale and conversion of preferred stock. We anticipate our losses will also increase significantly from current levels as we incur additional costs and expenses related to:

     - sales and marketing activities;

     - employing additional personnel;

     - funding our international operations;

     - software and product development;

     - establishing strategic relationships; and

     - increasing the number of content providers.

     We cannot predict when we will operate profitably, if ever. Our ability to achieve profitability will depend on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase profitability.

OUR QUARTERLY FINANCIAL RESULTS MAY BE VOLATILE AND COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our revenues and operating results may vary significantly from quarter to quarter. Because of these fluctuations, our results in any quarter may not be indicative of future performance and it may be difficult for investors to properly evaluate our results. It is possible that in some future periods our revenues or earnings may fall below the expectations of investors and result in the market price of our common stock declining. The factors that may cause our financial results to vary from quarter to quarter include:

     - the demand for our services;

     - the value, timing and renewal of contracts with customers and content providers;

     - the amount and timing of operating costs and capital expenditures; and

     - the performance of our technology.

     These factors, which are largely beyond our control, together with our limited operating history and unproven business model, make it difficult to forecast our future revenues or results of operations accurately. We also have limited meaningful historical financial data upon which to base planned operating expenses. A substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, both gross margins and results of operations would be materially adversely affected.

LOSING MAJOR CONTENT PROVIDERS MAY LEAVE US WITH INSUFFICIENT BREADTH OF CONTENT TO RETAIN AND ATTRACT CUSTOMERS.

     We do not generate original content and are therefore highly dependent upon third-party content providers. If we were to lose one of our major content providers and were not able to obtain similar content from another source, our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content from our current or new providers on favorable terms in the future, if at all. If we are unable to add content providers to our network, we may not be able to attract new customers in sufficient numbers to expand our business.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH AND EXPANSION COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     We have grown quickly in the last year and we anticipate continuing to expand. Any failure to manage our growth effectively will result in our operations being less than optimally efficient, which will adversely affect our operating and financial results.

     Our number of full-time employees increased from eight on December 31, 1998 to 279 on September 30, 2000. We expect to continue to add employees, although the exact figure will depend on a number of factors including our domestic and international growth and our ability to increase the productivity of our employees. This growth may place strains on our resources, management and operating systems. To effectively manage our growth, we must, among other things:

     - accurately estimate the number of employees we will require and the areas in which they will be required;

     - upgrade and expand our office infrastructure so that it is appropriate for our level of activity;

     - manage expansion into additional geographic areas; and

     - improve and refine our operating and financial systems.

     We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE WORKING TOGETHER AND IF THEY FAIL TO FUNCTION EFFECTIVELY AS A UNIT, OUR OPERATING PERFORMANCE MAY BE ADVERSELY EFFECTED.

     Our chief executive officer has only been employed by us since November 1999 and our chief financial officer joined us in March 2000. Our chief operating officer joined us in February 2000 as president, international and assumed the role of chief operating officer in June 2000. Additionally, several of our other senior managers joined us in the last six months. Therefore, there has been little opportunity to evaluate the effectiveness of our senior management team as a unit. The failure of our senior management to function effectively as a team may have an adverse effect on our ability to maintain a cohesive culture and compete effectively.

IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PROFESSIONAL STAFF, OUR GROWTH WILL BE LIMITED.

     Our ability to grow, increase our market share and develop our products depends in large part on our ability to hire, retain and manage highly skilled employees, including technical, sales, marketing and business development personnel. Companies in our industry and similar industries compete intensely to hire and retain qualified personnel, and we cannot assure you that we will be able to attract the employees we need, or that we will be able to retain the services of those we have hired. We cannot assure you that we will be able to prevent the unauthorized use or disclosure of our proprietary knowledge, practices and procedures if our employees leave us.

IF WE LOSE ANY OF OUR SENIOR MANAGERS OR OTHER KEY PERSONNEL, OUR BUSINESS MAY BE OPERATED LESS EFFECTIVELY.

     We depend on the continued services and performance of our senior management and other key personnel including technical and sales personnel. If we lose the services of our senior managers or any of our other executive officers or key employees, we may not be able to operate our business as effectively as we anticipate, and our operating results may suffer.

IF WE DO NOT CONTINUE TO DEVELOP OUR TECHNOLOGY, OUR SERVICES MAY QUICKLY BECOME OBSOLETE.

     The market for Internet products and services is characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. To be successful, we will have to continually improve the performance, features and reliability of our products and services. We cannot assure you that our technological development will advance at the pace necessary to sustain our growth. Additionally, new Internet or telecommunications technologies may require us to alter our technology and products to avoid them becoming obsolete. Improving our current products and developing and introducing new products will require significant research and development.

OUR LIMITED EXPERIENCE SELLING AND MARKETING OUR SERVICES MAY IMPEDE EXPANSION OF OUR BUSINESS.

     We have had relatively little experience marketing our services and may not be able to successfully implement our sales and marketing initiatives. Marketing our services in order to expand our customer base is crucial to the success of our business. The majority of our sales people were hired since the beginning of 1999. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. New sales and marketing personnel may also require a substantial period of time to become effective. Unsuccessful sales or marketing efforts or a material lengthening of our sales cycle could have material adverse effects on our revenues.

IF EQUIPMENT FAILURES INTERRUPT THE DISTRIBUTION OF CONTENT TO OUR CUSTOMERS, WE MAY LOSE CUSTOMERS AND OUR REPUTATION MAY BE ADVERSELY AFFECTED.

     Our services will only be attractive to current and prospective customers if we are able to process and distribute content quickly and reliably. Any failure of the computer equipment we use or the third-party telecommunications networks on which we rely for distribution could interrupt or delay our service. This could lead to customers cancelling contracts and could damage our reputation, which could limit our ability to attract additional customers and lead to a drop in the value of our common stock.

     Substantially all of our own computer and communications hardware is located in our headquarters and on the premises of our server hosting providers located in New York City. We also depend on the Internet to distribute our content. All of these systems are vulnerable to damage or interruption from fire, flood, power loss, earthquake, malicious damage, including hacking and computer viruses, telecommunications failure and similar events.

WE MAY BE UNABLE TO EXPAND OUR COMPUTER SYSTEMS QUICKLY ENOUGH TO SUPPORT DEMAND FOR OUR SERVICES.

     Our future success will depend in part on our ability to expand our computer systems rapidly in order to accommodate significant increases in content processing volume. We may be unable to expand the capacity of our existing systems or develop new systems to enable us to process a larger amount of content, or to provide our services to a larger number of customers. If we are unable to expand our systems, we may suffer service interruptions that could make our services less attractive to customers.

     Most of our software systems are internally developed, and we rely on our employees and third-party contractors to develop and maintain these systems. If any of our software developers or these contractors become unavailable to us, we may experience difficulty in improving and maintaining our systems. Although we are continually enhancing and expanding our infrastructure, we have experienced periodic systems interruptions, which we believe may continue to occur. Failure to maintain high-capacity data transmission would adversely affect our reputation and business.

WE FACE INTENSE COMPETITION THAT COULD IMPAIR OUR ABILITY TO GROW AND ACHIEVE PROFITABILITY.

     We face significant competition in the market for digital content. We may experience greater competition in the future as we address a wider range of market segments, additional entrants join the market and existing competitors offer new or upgraded products. Barriers to new entrants are relatively low. If we fail to compete successfully, we could lose market share, or be forced to lower our prices or spend more on marketing, which would reduce our margins.

     We compete with companies that are focused on aggregating third-party content and distributing it to online customers. We also compete with traditional wire services that have adapted their own content for use by Web sites. We also compete with a wide range of providers of different types of content that can be used on Web sites, such as directories, maps, photographs, stock tickers and video clips. Finally, we compete with companies that create and sell software that enables their customers to aggregate and distribute digital content and/or to integrate digital content from external sources into their web platforms. We do not believe that any of these competitors is currently dominant.

     Some of our competitors offer products with different pricing models, delivery systems and types of content, and these differences could prove attractive to potential customers. In the future, these competitors or others might offer products with the features we currently provide, or other features desired by potential customers.

     Many of our current and potential competitors have longer operating histories, larger customer or user bases, and significantly greater financial, marketing and other resources than we do. These competitors can devote substantially more resources than we can to business development and may adopt aggressive pricing policies. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors as the use of the Internet and other online services increases. Increased competition from these or other competitors could adversely affect our business.

IF THE CONTENT WE DISTRIBUTE IS UNLAWFUL OR CAUSES INJURY, WE MAY HAVE TO PAY FINES OR DAMAGES.

     The publication or dissemination of content that we have distributed may give rise to liability for defamation, negligence, breach of copyright, patent, trade secret or trademark infringement or other claims or charges based on the nature of the content. As a distributor of this content, we may be directly or indirectly liable to claims or charges of this nature.

     In addition, we could be exposed to liability arising from the activities of our customers or their users with respect to the unauthorized duplication of, or insertion of inappropriate material into, the content we supply. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

IF WE DISTRIBUTE CONTENT TO UNAUTHORIZED RECIPIENTS, WE MAY HAVE TO PAY DAMAGES TO OUR CONTENT PROVIDERS.

     Our proprietary software technologies enable us to deliver content we receive from participating content providers only to customers who have been authorized to access that content. We might inadvertently distribute content to a customer who is not authorized to receive it, which could subject us to a claim for damages from the information provider or harm our reputation in the marketplace.

IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING CURRENT CUSTOMERS AND EMPLOYEES, AND OUR BUSINESS MAY SUFFER.

     We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining customers and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Internet services. If our reputation is damaged or if potential customers are not familiar with us or the services we provide, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY BE INADEQUATE, TIME-CONSUMING AND EXPENSIVE.

     We regard our trademarks, service marks, copyrights, trade secrets and similar intellectual property as critical to our success. The unauthorized reproduction or other misappropriation of our trademarks or other intellectual property could diminish the value of our proprietary rights or reputation. If this were to occur, our business could be materially and adversely affected.

     We rely upon a combination of trademark and copyright law, patent law, trade secret protection and confidentiality and license agreements with our employees, customers and others to protect our proprietary rights. We have received and have filed a number of trademarks and service marks, and have filed several patent applications with the United States Patent and Trademark Office. However, registrations and patents may only be granted in selected cases, and there can be no assurance that we will be able to secure these or additional registrations or patents. Furthermore, policing and enforcement against the unauthorized use of our intellectual property rights could entail significant expenses and could prove difficult or impossible.

THIRD PARTIES MAY CLAIM THAT WE HAVE BREACHED THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND RESULT IN EXPENSE TO DEFEND OR SETTLE CLAIMS.

     Third parties may bring claims of copyright or trademark infringement, patent violation or misappropriation of creative ideas or formats against us with respect to content that we distribute or our technology or marketing techniques and terminology. These claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or limit our ability to distribute content or prevent us from utilizing important technologies, ideas or formats.

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES AS WE EXPAND INTERNATIONALLY AND MAY FACE UNEXPECTED COSTS IN DEVELOPING INTERNATIONAL REVENUES.

     We have recently begun to invest financial and managerial resources to expand our operations in international markets. We recently opened offices in London, Paris and in Miami in order to service the European and Latin American markets, respectively. If our revenues from international operations, and particularly from our operations in Europe and Latin America, do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets.

POTENTIAL ACQUISITIONS AND STRATEGIC INVESTMENTS MAY RESULT IN INCREASED EXPENSES, DIFFICULTIES IN INTEGRATING TARGET COMPANIES AND DIVERSION OF MANAGEMENT'S ATTENTION.

     Although we are not currently in discussions with any party, we anticipate undertaking one or more acquisitions or strategic investments in the near future to expand our range of technology and products and to gain access to new markets. Growth through acquisitions entails many risks, including the following:

     - our management's attention may be diverted during the acquisition and integration process;

     - we may face costs, delays and difficulties of integrating the acquired company's operations, technologies and personnel into our existing operations, organization and culture;

     - the adverse impact on earnings of amortizing the acquired company's intangible assets may be significant, particularly in light of the high valuations of many Internet and other information technology services companies;

     - we may issue new equity securities to pay for acquisitions, which would dilute the holdings of existing stockholders;

     - the timing of the acquisition or our failure to meet operating expectations for acquired businesses may impact adversely on our financial condition; and

     - we may be adversely affected by expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment and warranty and product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

RISKS OF DOING BUSINESS OVER THE INTERNET

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR COMMERCE, WE WILL NOT SUCCEED.

     Because most of our present and anticipated customers are operators of commercial Web sites, demand for our services will depend in large part on continued growth in use of the Internet. There are critical issues concerning the commercial use of the Internet that remain unresolved. If the Internet develops more slowly than we expect as a commercial or business medium, demand for our services will be lower than we expect.

LEGAL UNCERTAINTIES AND GOVERNMENT REGULATION OF THE INTERNET COULD INHIBIT GROWTH OF THE INTERNET AND E-COMMERCE.

     Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has recently passed Internet-related legislation concerning copyrights, taxation, and the online privacy of children. As the use of the Internet and the prevalence of e-commerce grow, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

     These possibilities could affect us adversely in a number of ways. New regulation could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than we expect. Complying with new regulations could result in additional cost to us, which could reduce our margins, or it could leave us at risk of potentially costly legal action. We may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Regulators continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic.

RISKS RELATED TO OUR SECURITIES

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT STOCKHOLDERS.

     The stock market in general, and in particular the market for Internet-related stocks, has recently experienced extreme price fluctuations. At times, Internet-related stocks have traded at prices and multiples that are substantially above the historical levels of the stock market in general. Since estimates of the value of Internet-related companies have little historical basis and often vary widely, fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may also fluctuate as a result of factors that are beyond our control or unrelated to our operating results. We expect our stock price to fluctuate as a result of factors such as:

     - variations in our actual or anticipated quarterly operating results or those of our competitors;

     - announcements by us or our competitors of technological innovations;

     - introduction of new products or services by us or our competitors;

     - conditions or trends in the Internet industry;

     - changes in the market valuations of other Internet companies;

     - announcements by us or our competitors of significant acquisitions; and

     - our entry into strategic partnerships or joint ventures.

AN AGGREGATE OF APPROXIMATELY 23.6 MILLION SHARES WILL BECOME ELIGIBLE FOR RESALE IN THE PUBLIC MARKET ON JANUARY 30, 2001, AND FUTURE SALES OF THIS STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock. An aggregate of 37,974,270 shares of common stock was outstanding at November 8, 2000. Of these, the 5,481,700 shares sold in our initial public offering are freely tradable without restriction or further registration.

     In connection with our initial public offering, we and our officers, directors and substantially all of our existing stockholders and warrant holders agreed not to sell or transfer any shares of our common stock for 180 days after completion of the offering without the underwriters' consent. This period will expire on January 30, 2001. After that period, 23,607,218 shares of common stock will become available for sale by their holders pursuant to an exemption from the registration requirements of the Securities Act. While the underwriters of our initial public offering may release these shares from the restrictions at any time, this will be done, if at all, only on a case-by-case basis. The underwriters do not currently have any intention of consenting to a waiver of these restrictions. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock, We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

     Our executive officers and directors, in the aggregate, beneficially own approximately 50.3% of our outstanding common stock on a fully-diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of ScreamingMedia that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     - a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

     - prohibition of stockholder action by written consent; and

     - advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, we have entered into a stockholder rights agreement that makes it more difficult for a third party to acquire us without the support of our board of directors and principal stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations. The Company does not currently engage or plan to engage in any derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Staff Accounting Bulletin No. 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with Staff Accounting Bulletin No. 101.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Accordingly, we do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

     Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of September 30, 2000 the effect of foreign exchange rate fluctuations was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 14, 2000, we issued a warrant to 601 West Associates, LLC for the issue of 79,365 shares of Common Stock at an exercise price of $12.60 per share, exempt from the registration requirements of the Securities Act pursuant to
Section 4(2). The warrant is exercisable at any time prior to July 14, 2003.

     On July 17, 2000, we issued and sold 8,254,227 shares of our Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") at a price of $5.81 per share to a group of institutional accredited investors, exempt from the registration requirements of the Securities Act pursuant to Section 4(2). This private placement resulted in net proceeds to us of $46,180,259. Each share of Series C Preferred Stock was convertible, at any time, at the option of the holder, into one share of Common Stock. We received net proceeds of $46,180,259 which reflects the aggregate proceeds of $47,957,059 reduced by all issuance costs, totalling $1,776,800.

     On August 8, 2000, we completed an initial public offering in which we sold 5,481,700 shares of our common stock, par value $0.01 per share. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1, Registration Number 333-30548, which was declared effective by the Securities and Exchange Commission on August 2, 2000. All 5,481,700 shares of common stock (including 481,700 shares that were issued and sold upon the exercise of the underwriters' overallotment option) were sold at a price of $12.00 per share, resulting in aggregate proceeds to us of approximately $65.8 million. After deducting approximately $4.6 million in underwriting discounts and commissions and $3.2 million in expenses related to the offering, we received net proceeds of approximately $58.0 million. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC.

     Simultaneously with the consummation of the initial public offering, each outstanding share of our Series A, Series B and Series C Convertible Preferred Stock automatically converted into common stock, resulting in an additional 19,602,785 shares of common stock.

     From the date of receipt through September 30, 2000, the net proceeds of the offering have been used to support our domestic sales and marketing activities, the expansion of our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies, although we have no present commitments or agreements with respect to any material acquisition or investment. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on July 17, 2000 to vote on (i) to increase the number of preferred shares that the Company is authorized to issue from 10 million to 20 million, (ii) to undertake a reverse stock split of the Company's Common Stock, and (iii) to amend the designations, rights and preferences of the Company's Series B Convertible Preferred Stock. All resolutions were passed by more than a majority of the votes and no votes were cast against.

ITEM 5. OTHER INFORMATION

     On September 17, 2000 Brian Little, a Director of the Company passed away. On October 20, 2000 Kevin O'Connor was appointed as a Director of the Company. Mr. O'Connor presently serves as Chairman of DoubleClick.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
27.1       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCREAMINGMEDIA INC.
                                            (Registrant)

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----

                /s/ ALAN S. ELLMAN                     President, Chief Operating    November 14, 2000
---------------------------------------------------       Officer and Director
                  Alan S. Ellman

                /s/ KEVIN C. CLARK                    Chief Executive Officer and    November 14, 2000
---------------------------------------------------             Director
                  Kevin C. Clark

               /s/ DAVID M. OBSTLER                     Chief Financial Officer      November 14, 2000
---------------------------------------------------
                 David M. Obstler