Form 10-K
period 2000-12-31
SCREAMING MEDIA COM INC
filed 2001-04-02
CIK 1106917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
        DECEMBER 31, 2000 OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM       TO       COMMISSION FILE NUMBER 000-30309

                            ------------------------

                              SCREAMINGMEDIA INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-4042678
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        601 WEST 26TH ST., 13TH FLOOR                              10001
                NEW YORK, NY                                    (Zip Code)
            (Address of principal
             executive offices)

       Registrant's telephone number, including area code: (212) 691-7900

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                          Common Stock, $.01 par value

                 Series A Junior Participating Preferred Stock
        (rights to purchase such stock are attached to the common stock)

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $37,633,710 based on the closing price on the NASDAQ for such shares on March 26, 2001. The number of the Registrant's shares of Common Stock, par value $.01 per share, outstanding was 38,089,303 as of March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Definitive Statement for the Annual Shareholder's Meeting to be held on June 12, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                           FORM 10-K
         NO.                                                                          REPORT PAGE
        ----                                                                          -----------
                                             PART I
 1.                     Business....................................................  I-1
 2.                     Properties..................................................  I-22
 3.                     Legal Proceedings...........................................  I-22
 4.                     Submission of Matters to a Vote of Security Holders.........  I-22

                                             PART II
 5.                     Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................  II-1
 6.                     Selected Consolidated Financial Data........................  II-1
 7.                     Management's Discussion and Analysis of Financial Condition
                          and
                          Results of Operations.....................................  II-2
 7(A).                  Quantitative and Qualitative Disclosures about Market
                          Risk......................................................  II-11
 8.                     Financial Statements and Supplementary Data.................  II-11
 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-11

                                            PART III
10.                     Directors and Executive Officers of the Registrant..........  III-1
11.                     Executive Compensation......................................  III-1
12.                     Security Ownership of Certain Beneficial Owners and
                          Management................................................  III-1
13.                     Certain Relationships and Related Transactions..............  III-1

                                             PART IV
14.                     Exhibits, Financial Statements and Schedules, and Reports on
                          Form 8-K..................................................  IV-1

                                     PART I

ITEM 1.  BUSINESS

    The statements contained in this Report on Form 10-K that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. See "Risk Factors," and the factors and risks discussed in our Registration Statement filed on Form S-1 on August 2, 2000 (File No. 333-30548) with the Securities and Exchange Commission.

OVERVIEW

    We have developed proprietary technologies that enable Web sites, intranets, extranets and wireless networks to cost-effectively meet the growing need to provide targeted, high-quality content to their users. We aggregate licensed content--including news, features, photos, video, stock quotes, audio, and weather reports--from more than 3,000 publications, then filter, deliver and integrate this content into the web and wireless platforms of our customers via our SiteWare-TM- software suite or through our fully hosted solution. Our technologies enable us to deliver content to customers who use any of the major Web site server and database technologies, including those used to support wireless access devices.

    We refer to our network of customers and providers as our "digital content network". Participation in our digital content network offers Web sites, intranets, extranets, voice portals, and wireless networks access to timely and relevant content and offers our content providers an efficient means of syndicating their content to third parties. In addition to working with most formats, our platform is designed to enable us to continually add new forms of content such as flash animation and pdf documents, as well as supporting multiple languages and character sets. ScreamingMedia also offers technology based services, which utilize our proprietary infrastructure platform and tools, to enable enterprises and media companies with their own content relationships to aggregate, process, deliver and integrate their own content into the web and wireless networks of their customers and partners.

    The primary elements of ScreamingMedia's technology are the Content Engine-Registered Trademark-, our SiteWare suite of client software, and our hosting platform. Content from a range of sources is delivered in a variety of formats to our servers where the Content Engine processes and filters it, copies the content to customer-specific files, prepares it for delivery in the form the customer requires, and dispatches it over the Internet by means of a proprietary communication protocol connecting the Content Engine and SiteWare. SiteWare, which typically resides on our customers' servers, receives the content over the Internet and integrates it seamlessly into the customer's Web site. SiteWare easily integrates into existing business systems including proprietary and third party applications and databases. Lastly, for customers that choose a hosted solution, ScreamingMedia stores, serves, authenticates, and tracks usage of content on its own platform of load balanced Web servers. This platform enables ScreamingMedia to host and integrate content into customers' Web sites in the look and feel of their choice.

    Our customers include Fortune 500 companies, wireless networks, portals, vortals, large and mid-sized enterprises, and small businesses with Web sites. As of December 31, 2000, we had 1,315 customers and obtained content from over 3,000 publications. Customers include AT&T, E*Trade, Bristol Myers-Squibb, Fidelity, Chevron, Compaq, Hewlett-Packard, Schering Plough, Associated Press, Nokia, the National Multiple Sclerosis Society, Intelihealth, The New York Times Syndicate, and MSN Money Central, among others. Our content providers range from traditional news services to new media sources and include, among others, AP Online, Deutsche Press-Agentur, EFE, Knight-Ridder Tribune, Bridge News, Knoxville News-Sentinel, The New York Times Syndicate, Red Herring.com,

USA Today and RollingStone.com. Furthermore, our growth is facilitated by a number of strategic partnerships with technology partners, systems integrators, and wireless application partners like Broadvision, BEA Systems, ATG, IBM, Interwoven, Plumtree, Allaire, iPlanet, TIBCO, Agency.com, Proxicom, OracleMobile, Aspiro and Lucent.

    We also have a growing international presence, with 185 of our customers and 284 of our publications based outside the United States, serving customers in 27 countries and distributing content in seven different languages. ScreamingMedia is headquartered in New York City and has offices in San Francisco, Miami, London, and Paris. We were incorporated in 1993 as The Interactive
Connection, Inc. Until 1997, our primary business focus was Web site design, development and consulting. By the end of 1997 we had designed and developed our proprietary software. In late 1998 we shifted our business focus entirely to the business of aggregating and distributing digital content over the internet.

INDUSTRY BACKGROUND

    The Internet and Internet-related technologies are improving the way that information and content is created, distributed, and used. Traditional businesses and media companies of all sizes have begun to recognize Internet and Internet-based technologies as distribution channels, enablers of business processes, and methods of acquiring critical information.

RAPID GROWTH OF THE INTERNET AS CONSUMER MEDIUM AND SALES AND MARKETING CHANNEL

    The Internet has emerged as a global medium for communications and commerce. The Computer Industry Almanac estimates that the number of worldwide Internet users could grow from 413 million at year-end 2000 to over 1 billion in 2005. Jupiter Media Metrix estimates that the number of users in the United States alone will grow from 122 million in 2000 to 194 million, or 68% of the U.S. population, by 2005. Morgan Stanley Dean Witter has estimated that 70% of U.S. businesses (excluding non-employer and individual businesses) will maintain an active Web presence by 2004. IDC also estimates that revenues generated from Internet commerce will exceed $1.3 trillion by 2003.

INCREASED ADOPTION OF ENTERPRISE PORTALS AND INTRANETS

    Enterprises are increasingly deploying "enterprise portals" or intranets as a way to provide centralized access to information for their employees. According to a survey by Giga Information Group, 26% of respondents had already implemented an enterprise portal, 15% were in the process of implementing one, and 45% were in the planning or evaluation stages. We believe that current news and information about the external environment is a critical part of a portal solution that can help their employees make better decisions and better react to events in their marketplace.

ADOPTION OF INTERNET TECHNOLOGIES BY TRADITIONAL MEDIA

    A recent report by Forrester Research suggests that 74% of media companies are aggressively pursuing a digital distribution strategy. We believe media companies will increasingly attempt to capitalize on the low-cost distribution capabilities of the Internet to distribute content to consumers, licensees, and other business partners.

GROWING IMPORTANCE OF HIGH-QUALITY CONTENT

    The ability of companies to attract, engage, and influence users through their Web sites and extranets is based in a large part on their ability to provide users with valuable, relevant content. A Forrester research survey has indicated that 75% of users return to their favorite Web sites because of high-quality content. In order to drive users to their sites, provide an engaging user experience, and communicate strategic marketing messages, both consumer and business-focused Web sites need to obtain high quality content.

    As competition becomes increasingly global and knowledge of the external environment becomes more critical to a broader base of workers, the need for enterprises to provide accurate, relevant third-party information to their employees grows.

ENTERPRISES AND CONTENT PROVIDERS FACE CHALLENGES OBTAINING, MANAGING, AND DISTRIBUTING THEIR CONTENT ASSETS

    Companies have traditionally faced two costly and time consuming alternatives in attempting to obtain and integrate compelling content - either to produce the content themselves or to license content to multiple third-party sources. Web sites and enterprises that choose to create their own content face the high cost of maintaining an editorial staff. Additionally, enterprises that choose to build their own content distribution infrastructure face the high cost of employing an information technology staff to build it.

    Forrester Research estimates that the median number of online distribution partnerships per media company will increase by nearly 400% from 2000 to 2003. Content providers wishing to distribute content to their business partners have traditionally utilized expensive, proprietary data networks. Some have begun to employ manual Internet-based methods such as FTP feeds or e-mail. To maximize the value of their licensee relationships, these companies will need to provide higher value solutions and reduce costs by outsourcing and automating processes like affiliate management, format conversion, and categorization, precluding the necessity to build complex custom solutions.

THE SCREAMINGMEDIA SOLUTION

    We provide Web sites, intranets, extranets, portals, and wireless platforms with a single source for high quality targeted content. Our technologies allow our customers to obtain custom filtered digital content delivered in real time and integrated into the look and feel of their Web and wireless platforms. Additionally, in 2001, ScreamingMedia introduced the !Connect family of products, targeted to enterprises and media companies with their own content resources, which provides the technology platform to consolidate content aggregation, processing, delivery, and integration of that content into their own web and wireless networks. Accordingly, our content solutions' offering is divided into the two categories of technology services and content services. In most cases, ScreamingMedia sells a content solution that bundles components of content services and technology services.

    TECHNOLOGY SERVICES

    ScreamingMedia's technology services uses SiteWare and Content Engine to aggregate, parse, filter, distribute and integrate content into our customers' Web and wireless platforms. The Content Engine, which resides on our servers, processes, filters, and distributes incoming content to our customers. SiteWare, which is typically installed on our customers' servers, receives the content and integrates it into the customer's platform. Our technology services, which are most often bundled in a solution with content services, provide solutions and tools for our clients to extract more value out of our digital content network. Technology services, represented by license and set-up fees on our statement of operations, generated $3.4 million, $492,000 and $68,000 in revenue during 2000, 1999, and 1998, respectively. We package our technology services into the following four services:

    SOFTWARE SOLUTIONS: ScreamingMedia's Software Solutions consist of our SiteWare software suite. SiteWare allows the customer access to our services and enables communication between the customer's server and the Content Engine. Depending on the level of control and functionality customers require, SiteWare
3.0 is available in 3 tiers--SiteWare, SiteWare Pro, and SiteWare XE--which is our most advanced version. The various tools that are offered through SiteWare are:

    - Editor's Desk-TM---Allows clients to preview filtered content, hand-select specific stories and photos, change link text, write captions and exercise complete editorial control, and use the Ad-Hoc Search tool to query ScreamingMedia's entire database of content from over 3,000 content publications to find articles that match specific, real-time business needs;

    - Writer's Desk-TM---Allows clients to create and manage their own content, then integrate their content into Editor's Desk, and publish their work alongside ScreamingMedia's third-party content. This is available on SiteWare Pro and XE versions. However, with SiteWare XE, clients also can manage stories as they progress from draft, to self-edit, to final approved form;

    - Digital Press-TM---Targeted toward enterprise-level businesses, it is a fully flexible formatting tool that utilizes the latest XSLT technology to publish content multiple times in multiple formats including NITF (News Industry Text Format), NewsML, HTML, email, popular database formats, HDML (Handheld Device Markup Language), and WML (Wireless Markup Language).

    CONTENT!CONNECT-TM-

    Through Content!Connect, introduced in January 2001, enterprises with their own content resources use ScreamingMedia's Content Engine to aggregate their own content feeds, and process and format this content for delivery. The content can then be integrated directly into the enterprise's Web network via our "hands-free" hosted solution, or via our client-side SiteWare software suite which provides full editorial control. This is a complete outsourced solution that enables enterprises to fulfill their own content exchange deals, while eliminating the need to make significant capital investments in building this type of technology infrastructure.

    SYNDICATION!CONNECT-TM-

    With Syndication!Connect, content creators and media companies utilize ScreamingMedia's technology platform to aggregate, process, filter and distribute their content, via our Content Engine, to their licensees, who then integrate the data into their digital platforms via SiteWare. Introduced in February 2001, this solution enables media companies to extend their brand through private syndication, without building a complex infrastructure, and eliminating the capital investment required of creating and managing additional technology.

    WIRELESS SOLUTIONS-TM-

    The same content and technology solutions that power ScreamingMedia's other technology services are leveraged to enable wireless service providers to deliver content to cell phones, PDAs and other portable digital devices. Our technology platform translates content residing on our customers' servers to XML or WML for wireless distribution. Through partnerships with companies like OracleMobile, Aspiro, and Lucent, ScreamingMedia helps websites, portals, vortals, intranets, and extranets extend their brand and develop mobile-friendly applications.

    CONTENT SERVICES

    ScreamingMedia's content services offer news, features, photos, video, audio, stock quotes, weather, and directories from an extensive range of content providers. Through our digital content network of more than 3,000 publications, we have created a number of content services. Our customized content services employ our Content Engine to process, filter and distribute content to our customers. Our customers can have full editorial control via SiteWare, which is installed on our customers' servers, or they can opt for our fully hosted solution. Content services generated $18.5 million, $2.5 million and $499,000 in revenue during 2000, 1999, and 1998, respectively.

    The key features of our services are:

    -- customization--we work with our customers to create a series of custom filters. Each filter is a file containing search parameters that is built into the Content Engine and causes it to extract exactly the type of content the customer desires;

    -- real-time delivery--as soon as we receive content, our Content Engine processes, filters and dispatches it almost instantaneously to our customers' Web sites, intranets, extranets, and wireless networks;

    -- control--customers can use the Editor's Desk feature of SiteWare to review the content we deliver and choose which items to display on their sites. Alternatively, customers can choose to have ScreamingMedia publish content directly to their Web sites via our hosted solution; and

    -- integration--once a customer has chosen the desired content, SiteWare automatically integrates it into the customer's Web site. Customers can choose to receive content in most commonly used formats, including XML, HTML, and database-ready formats. Our system enables content to appear on the customer's site in a manner consistent with the look and feel of the site.

    We package our content services into five product offerings:

        CUSTOM!EDITION-TM-: Delivers content, via SiteWare, such as news, features, photos, video, audio, and more, custom-filtered to match the exact specified editorial profile of the customer. Through our Editor's Desk interface, the customer maintains total editorial control.

        NEWS!STAND-TM-: Delivers affordable packages of targeted content, automatically updated for the customer through a "hands-free" hosted solution. We offer over 225 highly targeted industry categories and expect to continue to expand this offering in 2001.

        CONTENT!TOOLKIT-TM-: Equips websites with utility-driven content solutions such as Weather and Stock Quotes. All data is updated automatically, requiring no intervention by the customer. We offer set up using either JavaScript data delivery method or HTML frames.

        CONTENT!DIRECT-TM-: Offers direct feeds from content providers such as Associated Press Online, Business Week, Red Herring, The Sports Network and RollingStone.com. Customers may opt to receive automatic updates through our hosted solution or exercise full editorial control via SiteWare.

        AV!DIRECT-TM-: Enables customers to integrate rich audio and video clips from our providers directly into their Web site, portal or intranet. AV!Direct is a "hands-free" hosted solution. Javascript delivery ensures easy set-up and feeds are updated automatically. Audio and video content is streamed directly into the client's site and displayed through a ScreamingMedia player, which supports Windows Media, Real and QuickTime formats.

    ScreamingMedia also offers our customers professional services such as content implementation and normalization, filter building, editorial services, and adapter design.

BENEFITS TO OUR CUSTOMERS:

    Compelling Cost Proposition. We provide our customers with a single-source solution for their content needs. Our services are both easy to implement--our software is compatible with the software that is used to support most Web sites, intranets, extranets and wireless platforms--and easy to use, with very little ongoing effort required. Customers can opt to maintain full editorial control in selecting the content they receive from us or they can opt to operate "hands-free," with content integrated directly into their Web site without any further editorial effort. By using ScreamingMedia, our customers can avoid the time and expense associated with maintaining an editorial staff or dealing with multiple content providers, enabling them to focus their resources on other critical aspects of their business.

    Seamless Integration into a Customer's Web Site. Our services deliver and integrate content directly into our customers' Web sites in a manner consistent with the look and feel of the site, enabling our customers to maintain and enhance their brand identity. The content we supply is fully integrated so that users remain on our customers' sites, which is an advantage over other services that require users to transfer to the content provider's site. This enhances user loyalty, allows Web sites to control the user's online experience and expands our customers' revenue opportunities.

    Flexible Solutions for a Broad Range of Customers. Our services are scalable and adaptable to meet customers' changing needs. Our services are equally suitable for customers requiring a high volume of content across many categories and those requiring a narrow stream of highly targeted content. Additionally, our services may be used to supplement a Web site's original content. We can supply local, national and international content in different languages from a broad range of sources to Web sites worldwide. In addition, with our packaged news product, News!Stand, we offer customers a lower-cost, pre-edited hosted news service. We can deliver content in any commonly used format, including current standard Internet formats such as the format known as HTML and evolving standards such as the format known as XML. We can also format content for insertion into a customer's database.

    Complete Outsourced Platform for Content Providers and Enterprises. Our technology platform enables media companies with their own content, as well as enterprises who wish to obtain third party content, to aggregate, process, deliver, and integrate content into their own network or into the networks of their subscribers. In addition to offering our !Connect family of products to content providers and media companies, we also offer them the opportunity to expand the distribution of their content and extend their reach at little or no cost by participating as a content provider within our digital content network. Participation in our digital content network allows content providers to increase their brand exposure while generating additional revenue opportunities. For content providers that already syndicate their content, the benefit lies in accessing additional distribution outlets without having to negotiate specific arrangements, which translates into increased distribution and revenue potential at little or no incremental cost. For other publishers, particularly small or niche content providers, we offer an attractive opportunity to syndicate their material and reach audiences that they could not otherwise access.

STRATEGY

    Our objective is to establish our technology as the global standard for the aggregation, processing, distribution, syndication and integration of digital content. The key elements of our strategy are as follows:

    CONTINUE TO PENETRATE THE LARGE AND MID-SIZED ENTERPRISE CUSTOMER BASE. We have, and intend to continue to, moved aggressively to enhance the quality of our customer base, focusing on providing a complete outsourced solution suitable for the large and mid-sized enterprise market. Our sales force actively targets these higher revenue, large and mid-sized enterprise customers. We will continue to expand and improve our enterprise level technology and content services to attract these larger customers. Additionally, we intend to more deeply integrate our technology into the platforms of large strategic technology partners and offer professional services to meet the most sophisticated client needs.

    EXPAND TECHNOLOGY SERVICES. We intend to increasingly leverage our technology platform to continue providing our customers with a higher value-added solution. We will continue to increase the functionality of the Content Engine and our SiteWare suite of software, enabling us to generate higher license and upfront revenues. We also believe that the technology platform we have developed to distribute our own content products offers a compelling way for licensees of other third-party content to aggregate and integrate these feeds, as well as a cost-efficient method for content providers to distribute their products to their direct licensees. We are aggressively marketing this family of services, called Content!Connect and Syndication!Connect, to new and current content partners and enterprise customers.

    CONTINUE TO EXPAND OUR ALLIANCE RELATIONSHIPS. We will continue to enter into relationships with vendors of Internet-related technologies and services to increase our base of customers. These companies help us acquire customers by providing sales leads, and in many cases we also build custom adapters that enable closer integration with their technology platforms. To date, we have entered into agreements with approximately 80 partners, and expect to continue to expand our base of partners.

    EXTEND OUR LEADERSHIP IN PROVIDING CONTENT PRODUCTS. We believe that we have an extensive collection of content, as well as a leading selection of licensed content products. We will continue to actively incorporate new providers into our network, adding breadth, depth and new types of content. In addition to offering our customers complete editorial control via SiteWare, we offer our customers a fully hosted solution called News!Stand. News!Stand has over 225 highly targeted industry categories, and we plan to add more categories as we continue to identify customer needs.

    EXPAND OUR INTERNATIONAL PRESENCE. There are significant opportunities to continue to expand our digital content network outside the United States. In particular, Latin America, Europe and Asia are expected to experience dramatic growth in Internet use over the next several years. We intend to capitalize on these opportunities. By moving into these markets early, as the need for Web content has become more critical, we believe we will be able to obtain a significant advantage over our competitors. Our content processing technology allows us to aggregate and manipulate any form of content in any language and consequently we face few technological barriers to international expansion. In January 2000 we opened a London office, and in December 2000 we opened our Paris office. Additionally, we have an exclusive licensing agreement with BecomeMedia, an Australian company, to provide our full-service content solutions to enterprises in Australia and New Zealand.

CUSTOMERS

    As of December 31, 2000, we had entered into contracts with 1,315 companies, which is a 212% increase from 422 customers we had entered into contract with as of December 31, 1999. Our customers represent a broad spectrum of enterprises within diverse sectors including, among others, financial services, technology, health, e-commerce/advertising/portals, professional services, public sector/associations, media/entertainment, telecommunications, and industrial/utilities. Representative customers include:

    FINANCIAL SERVICES
    AIG
    Allied Capital
    American Express
    E*TRADE
    Ditech
    Fidelity
    Fiduciary Trust (Templeton)
    Legg Mason
    Thomas Weisel Partners
    Zurich American Insurance Company

    TECHNOLOGY
    Audiopoint
    Compaq
    EMC
    Hewlett Packard
    NCR Corporation
    Open Market

    HEALTH
    Bristol-Myers Squibb
    GlaxoWellcome
    Healthsouth
    HenrySchein, Inc.
    Intelihealth
    Pfizer
    Schering Plough

    E-COMMERCE/ADVERTISING/PORTALS
    About.com
    DoubleClick
    Hotjobs.com
    MSN Money Central
    Local Media Internet Venture

    PROFESSIONAL SERVICES
    JD Powers
    The NPD Group
    Price Waterhouse Coopers
    Princeton Review

    PUBLIC SECTOR/ASSOCIATIONS
    AAA Foundation for Traffic Safety
    Association of Trial Lawyers of America
    International Foundation of Employee
      Benefit Plans
    National Library of Medicine
    National Multiple Sclerosis Society
    UNICEF

    MEDIA/ENTERTAINMENT
    Associated Press
    Cablevision
    CNET
    Esquire Magazine
    ESPN
    McGraw Hill
    The New York Times Syndicate
    Pennwell Corporation
    Prentice Hall
    Thomson Financial

    TELECOMMUNICATIONS/WIRELESS
    AT&T
    GiantBear
    MobileID
    Nokia
    OmniSky
    PSI Net
    RCN
    Rogers AT&T Wireless
    Telefonica

    INDUSTRIAL/UTILITIES
    Chevron
    Shell
    Adidas
    Schlumberger
    Canadian Electric Utilities

    Our revenue is composed of services revenue and license and set-up fees. We derive our services revenue primarily from distributing digital content directly to our customers' Web sites. Our contracts typically have an initial term of one year. We charge our customers recurring monthly content, delivery and processing fees. In certain cases we require prepayment ranging from one to twelve months. In addition, we charge certain of our customers an upfront maintenance fee. We recognize revenue for the contracted services fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue. We report our revenue net of allowances and rebates.

    We charge license and set-up fees for our proprietary SiteWare software and building custom filters enabling the customer to receive customized content. License and set-up fees are charged upfront and vary according to the version and functionality of SiteWare selected and the number of custom filters created. License fees are either charged annually, or one time, while set-up fees are charged one time only. We recognize license and set-up fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue.

    In 2000, no customer accounted for over 10% of revenue and we do not anticipate that any one customer will account for more than 10% of revenue in the year ending December 31, 2001. In 2000, approximately $2.5 million dollars in revenue originated from international customers. As of December 31, 2000, 185 of our customers were based outside the United States, in 27 countries, with no one country comprising more than 5% of our total revenue during 2000.

CONTENT PROVIDERS

    We employ a specialized content acquisition team to build and maintain our network of content providers. As of December 31, 2000, this team was composed of 14 employees. Members of this department typically specialize in a particular type of source, such as newspapers, newswires, magazines or Web sites, or on major geographic or vertical markets.

    As of December 31, 2000, we obtained content from over 3,000 publications ranging from traditional news syndication services to specialized media sources and including both domestic and international publications. See "Risk Factors--Losing Major Content Providers May Leave Us With Insufficient Breadth of Content to Retain and Attract Customers." A representative list of our content providers is provided below:

    GENERAL NEWS SYNDICATION
    ABCNews.com
    AP Online
    Bell & Howell Information & Learning
    The Christian Science Monitor
    Comtex
    Knight-Ridder Tribune
    The New York Times Syndicate
    Scripps Howard News Service

    INTERNATIONAL/FOREIGN LANGUAGE
    AFX
    Agence-France Presse
    Deutsche Presse-Agentur
    EFE
    Europa Press
    Guardian Unlimited
    Latin Trade

    LIFESTYLES/ENTERTAINMENT/SPORTS
    AP Mega Sports
    Astrology.com
    World Entertainment News Network
    Cigar Afficionado
    Launch Media
    RollingStone.com
    Theatre.com

The Sports Network
Wine Spectator

    BUSINESS AND INDUSTRY
    Cahners Business Information
    Bridge News
    Business 2.0
    BusinessWeek Online
    Crain's New York Business
    Industry Standard
    Red Herring.com

    LOCAL/REGIONAL
    Albuquerque Journal
    Arizona Republic
    Atlanta Journal-Constitution
    Knoxville News-Sentinel
    Las Vegas Review Journal
    MaineToday.com
    New York Post.com
    St. Petersburg Times
    USA Today

TECHNOLOGY

    ScreamingMedia's proprietary software platform is designed for flexibility, scalability and reliability. The primary elements consist of the Content Engine, hosted within ScreamingMedia's data centers, our SiteWare client software, which may either be hosted at ScreamingMedia or installed within each customer's data center, and our hosting platform, which stores, serves, authenticates, and tracks usage of content hosted at ScreamingMedia. Key features of the technology include:

    - OBJECT-ORIENTED, MULTI-TIERED ARCHITECTURE. Our software is based on the distributed object model, which means that it recognizes groups of data as compiled packages known as objects. This modern, uniform approach to document handling allows us to bring in new media types and process them by whatever Content Engine functions are appropriate. The modularity resulting from our multi-tiered architecture enhances our ability to modify and upgrade our software and hardware without interruption to our services. Both of these features contribute to the scalability of our services.

    - ROBUST PROCESSING AND FILTERING TECHNOLOGY. The algorithms employed in our proprietary technology allow real-time processing and filtering of all incoming content. Our content aggregation system can access content through a variety of delivery channels, including satellite, leased lines and the Internet, and parses and normalizes all incoming content prior to the filtering stage. Value-adding document analysis software produces a uniform metadata layer atop all content, regardless of their original source or format. Our indexing and filtering technology, which also incorporates software licensed from Verity Inc., Autonomy Corp., and Oracle Corp., combines search techniques that utilize keywords, contextual patterns of words, heuristic document modeling, metadata constraints, and a business rules layer, to enable a high degree of product customization and control. We receive 60,000 to 80,000 pieces of content each day that are screened through over 10,000 custom filters that are fashioned to our customers' needs.

    - PLATFORM-INDEPENDENCE. Our SiteWare client software is written entirely in Java, which allows the software to function on all major operating systems.

    - COMPATIBILITY WITH EVOLVING TECHNOLOGIES. Our technology enables us to both deliver content to and aggregate content from a variety of Web platforms and in a variety of standard and legacy data formats. SiteWare can deliver content to Web sites in any format, including XML, HTML, WML, and database-ready formats. Our content aggregation system can access content through a variety of delivery channels, including satellite, leased lines and the Internet.

    CONTENT ENGINE

    The Content Engine is composed of a number of elements of proprietary and licensed third party technologies that retrieve, normalize, filter, serve, and track content from over 3,000 different publications. The filtering software, which incorporates the over 10,000 custom filters we have built for our customers, matches content to client filters. When content has been filtered, proprietary programs copy the content to customer specific files, prepare it for delivery in the form the customer requires, and dispatch it over the Internet by means of a proprietary communication protocol, named ServWare-TM-, that connects the Content Engine and SiteWare.

    SITEWARE

    For those customers who wish to maintain a level of editorial control, we provide our customers with our proprietary SiteWare software. SiteWare allows the customer access to our services and enables communication between the customer's server and the Content Engine. This is a 100% Java application, and it can be installed within our client's authoring, editing, or content serving environments. SiteWare's content formatting and delivery engine is integrated into the client's internal information-processing architecture. Alternatively, SiteWare can be hosted at ScreamingMedia, offering a fast and complete outsourced solution. SiteWare integrates into existing business systems. It comes in three versions, each equipped with tools to provide different levels of editorial control. The various customization, formatting, and integration tools offered through SiteWare include Editor's Desk, Writer's Desk and Digital Press.

    HOSTING PLATFORM

    For customers that choose a hosted solution, ScreamingMedia stores, serves, authenticates, and tracks usage of content on its own platform of load balanced Web servers. This platform enables ScreamingMedia to host and integrate content into customers' Web sites in the look and feel of their choice, for such diverse products as news, stock quotes, weather, sports scores, horoscopes, audio and video clips. Every user that accesses our hosted information is authenticated, and their access is logged, tracked, and can be reported back to our clients. In order to meet the growing needs of our customers, the entire system has been designed to be redundant, secure, recoverable, and scalable.

    SCALABLE NETWORK INFRASTRUCTURE

    Our entire infrastructure, for both the Hosting Platform and our Content Engine, consists of multiple UNIX servers that communicate internally and externally using standard Internet protocols. These servers and the applications that run on them have multi-tiered configurations, which means that the functions they perform are distributed across multiple machines. If one of these machines or applications stops functioning, either through failure or for maintenance or upgrading, we are still able to provide our services. Data centers hosted by Frontier GlobalCenter and Network Plus provide power, security and connectivity for our infrastructure, in addition to housing our servers.

RESEARCH AND DEVELOPMENT

    Our research and development expenditures consist of both internal development and the deployment of technology from third parties. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally. As of December 31, 2000 our research and development staff consisted of 47 employees.

    The majority of our research and development activity has been directed towards feature extensions to our family of products and the addition of new products. This development consists primarily of adding new competitive product features and additional tools and products as we expand into new markets and serve larger, more advanced customers.

    Our research and development expenditures, for fiscal 2000, 1999 and 1998 were approximately $6.4 million, $1.0 million, and $0.2 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. Most research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Risk factors--If We Do Not Continue to Develop Our Technology, Our Services May Quickly Become Obsolete."

SALES AND MARKETING

    SALES

    We market our services primarily through our direct sales force, and also indirectly through our business development group which develops relationships with technology partners, systems integrators, and wireless application partners. As of December 31, 2000, our direct sales force, including sales support, was composed of 88 employees. Our sales staff is currently located in New York, San Francisco, Miami, London and Paris. Our sales force is divided into 9 teams organized by geographic and/or vertical markets, such as health, technology, finance and entertainment.

    STRATEGIC ALLIANCES PROGRAM

    To accelerate the adoption of our products and services by large enterprise customers and to enter new markets, our Business Development group has created a variety of partnerships through an alliance program. As of December 31, 2000, the Business Development group was composed of 14 employees. Under our alliance program we have entered into contractual relationships with a wide range of world-class technology partners, systems integrators, and wireless application partners that offer opportunities to market our products or to distribute our software, such as Broadvision, BEA Systems, ATG, IBM, Interwoven, Plumtree, Allaire, iPlanet, TIBCO, Agency.com, Proxicom, OracleMobile, Aspiro, and Lucent. These companies promote our products and services, where appropriate, as part of their overall offerings. Under some of these arrangements, we share revenues from relevant product lines. In other cases we enter into contractual arrangements under which partners bundle our SiteWare software with their technology offerings. Bundling our software with complementary products increases awareness and trial of our services among likely customers, generating incremental revenues. We have developed adapters to integrate SiteWare into leading content management systems such as Broadvision, Interwoven, Allaire and Plumtree. Furthermore, through strategic alliances with partners like OracleMobile, Aspiro, and Lucent, we have enhanced our ability to provide content to wireless devices like PDAs, pagers, and phones. We anticipate that these strategic partnerships will continue to generate a significant percentage of leads through which we are introduced to potential customers in the future.

    MARKETING

    Our marketing strategy is to build brand awareness and increase customer familiarity with ScreamingMedia and our services through traditional media advertising, public relations efforts, direct marketing, creation of ScreamingMedia hosted events and a presence at trade shows and other industry events. In addition, we use online and offline promotions and strategic marketing partnerships to help generate sales leads. Our Web site is also used as a marketing and sales tool, providing current and potential customers the ability to research and sample our services and to contact our sales staff. As of December 31, 2000, our marketing department consisted of 10 employees. Our marketing department also produces marketing materials in support of sales to prospective clients that include product brochures, data sheets, white papers, presentations and demonstrations.

CUSTOMER SUPPORT

    We believe that a high level of customer support is critical to our success. We provide our customers and content providers with 24 hours a day, seven days a week support. As of December 31, 2000, our customer support staff was composed of 24 employees. We provide full life-cycle support, beginning with assistance in configuring and installing the software we provide and building the customized content filters requested by our clients, and extending to ongoing technical support and account management.

COMPETITION

    The market for digital content aggregation and distribution on the Internet is new and rapidly evolving. We expect competition to increase significantly in the future as current competitors improve their offerings and as new participants enter the market.

    Our current competitors include:

    - other Internet-focused aggregators and distributors of content;

    - traditional newswires that have begun offering products for Web sites; and

    - providers of alternative forms of content for Web sites, such as directories, maps, photographs, stock tickers and video clips.

    We believe that the principal competitive factors in our market are cost-effectiveness, return on investment, completeness of solution, ease of use, brand recognition, ease of integration, the company's financial strength, scalability, and breadth, depth and timeliness of content.

    We believe that we presently compete favorably with respect to most of these factors, particularly breadth and depth of content, ease of integration, cost-effectiveness, and financial strength. However, some of our competitors offer products with:

    - different pricing models, such as flat fees for unlimited access to the vendor's content, or fees per item;

    - different delivery systems, such as systems that provide access to the content by transferring the user to the content provider's Web site; and

    - different types of content, such as maps and directories.

    These differences could prove attractive to our existing and potential customers.

    Barriers to entry in our market are relatively low, and we expect to face new competitors. Competition may come from traditional content providers that are not currently focused on the Internet and from online providers of other types of content, as well as from new entrants. We expect our existing competitors to offer new services and new features on their existing products, any of which could make their services more attractive to potential customers.

INTELLECTUAL PROPERTY

    Our success will depend in part on our ability to protect our intellectual property and other proprietary rights in our software and other technology. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality and license agreements with our employees, customers, partners, and others, and security features we have built into our technology. See "Risk factor--Protection of Our Intellectual Property is Limited and Efforts to Protect Our Intellectual Property May Be Inadequate, Time-consuming and Expensive."

    We have five pending U.S. patent applications, but presently do not have any issued patents. Unless and until patents are issued, no patent rights can be enforced. We have applied for registration in the United States for some of our trademarks and service marks, including ScreamingMedia(SM), SiteWare, Content Engine and others, and we intend to pursue registration of some of our marks internationally.

    Despite these protections, others still might be able to use our intellectual property without our authorization. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Moreover, potential competitors might be able to develop technologies or services similar to ours without infringing our patents. In addition, if our agreements with employees, consultants and others who participate in product and service development activities are breached, we may not have adequate remedies, and our trade secrets may become known or independently developed by competitors. If we are unable to protect our intellectual property adequately, it could materially affect our financial performance.

    There can also be no assurance that other parties will not assert claims that our products or names infringe on their proprietary rights. A third-party infringement claim could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements.

EMPLOYEES

    As of December 31, 2000, we had 291 full-time employees. Of these, 88 were employed in sales and sales support, 14 in business development, 24 in customer support, 10 in marketing, 14 in content acquisition, 47 in research and development, 25 in professional services (filter building, knowledge and content engineering, and editorial services), 25 in network operations, MIS, and infrastructure support, and 44 in general and administrative positions. None of our employees is represented by a union. We believe that our relations with our employees are good.

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

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We expect to incur operating losses and experience negative cash flow for the foreseeable future. We have incurred significant losses since we began our current line of business in 1997. As of December 31, 2000, we had an accumulated deficit of $104.6 million. We incurred net losses of

$40.1 million and $13.2 million for the years ended December 31, 2000 and December 31, 1999 respectively, not including deemed preferred stock dividends relating to the sale and conversion of preferred stock. We expect to incur additional losses as we incur additional costs and expenses related to:

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

    - the amount and timing of operating costs and capital expenditures; and

    - the performance of our technology.

    These factors, which are largely beyond our control, together with our limited operating history and unproven business model, make it difficult to forecast our future revenues or results of operations accurately. We also have imited meaningful historical financial data upon which to base planned operating expenses. A substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, both gross margins and results of operations would be materially adversely affected.

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

    Our chief executive officer has only been employed by us since November 1999 and our chief financial officer joined us in March 2000. Our chief operating officer joined us in February 2000 as president, international and assumed the role of chief operating officer in June 2000. Additionally, several of our other senior managers joined us in the last nine months. Therefore, there has been little opportunity to evaluate the effectiveness of our senior management team as a unit. The failure of our senior management to function effectively as a team may have an adverse effect on our ability to maintain a cohesive culture and compete effectively.

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

IF EQUIPMENT FAILURES INTERRUPT THE DISTRIBUTION OF CONTENT TO OUR CUSTOMERS, WE MAY LOSE CUSTOMERS AND OUR REPUTATION MAY BE ADVERSELY AFFECTED.

    Our services will only be attractive to current and prospective customers if we are able to process and distribute content quickly and reliably. Any failure of the computer equipment we use or the third-party telecommunications networks on which we rely for distribution could interrupt or delay our service. This could lead to customers canceling contracts and could damage our reputation, which could limit our ability to attract additional customers and lead to a drop in the value of our common stock.

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

SOME OF OUR CUSTOMERS ARE RECENTLY ESTABLISHED INTERNET COMPANIES WHO POSE CREDIT RISKS. THE FAILURE OF THESE CUSTOMERS TO PAY THEIR BILLS HAS LED TO A LOSS OF REVENUE, A TREND WHICH MAY CONTINUE.

    While our strategy is to attract large and mid-sized customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of December 31, 2000 was $1.2 million, an increase of $1.0 million over December 31, 1999. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience commercial difficulties or is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

    During the fourth quarter of 2000 we added 263 new customers and provided additional services to 97 of our existing customers. However, we also lost 176 customers during this same period. Many of the customers we lost during this period were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a significant number of our customers continue to comprise smaller Internet companies similar to those that we lost in the fourth quarter of 2000. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

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

    We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and retaining customers and employees. We also believe that the importance of reputation and name recognition is increasing, and will continue to increase, due to the growing number of providers of Internet services. If our reputation is damaged or if potential customers are not familiar with us or the services we provide, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES AS WE EXPAND INTERNATIONALLY AND MAY FACE UNEXPECTED COSTS IN DEVELOPING INTERNATIONAL REVENUES.

    We have begun to invest financial and managerial resources to expand our operations in international markets. We opened offices in London, Paris and in Miami in order to service the European and Latin American markets, respectively. If our revenues from international operations, and particularly from our operations in Europe and Latin America, do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets.

POTENTIAL ACQUISITIONS AND STRATEGIC INVESTMENTS MAY RESULT IN INCREASED EXPENSES, DIFFICULTIES IN INTEGRATING TARGET COMPANIES AND DIVERSION OF MANAGEMENT'S ATTENTION.

    We anticipate that from time to time we may be reviewing one or more acquisitions or strategic investments or other opportunities to expand our range of technology and products and to gain access to new markets. Growth through acquisitions or strategic investments entails many risks, including the following:

    - our management's attention may be diverted during the acquisition and integration process;

    - we may face costs, delays and difficulties of integrating the acquired company's operations, technologies and personnel into our existing operations, organization and culture;

    - the adverse impact on earnings of amortizing the acquired company's intangible assets may be significant;

    - we may issue new equity securities to pay for acquisitions, which would dilute the holdings of existing stockholders;

    - the timing of an acquisition or our failure to meet operating expectations for acquired businesses may impact adversely on our financial condition; and

    - we may be adversely affected by expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment and warranty and product liability-related problems.

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

WE DO NOT INTEND TO PAY DIVIDENDS.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

    Our executive officers and directors, in the aggregate, beneficially own approximately 50.6% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 2.   PROPERTIES

    We are headquartered in New York City, where we lease approximately 47,350 square feet of space. The lease expires in March 2009 in respect of 44,850 square feet and in January 2009 in respect of the remaining 2,500 square feet. We are in negotiations with our landlord regarding an additional 15,000 square feet of contiguous space. The landlord failed to deliver this additional space to us by the scheduled delivery date of September 1, 2000. We also lease office space in San Francisco, Miami, London, and Paris.

ITEM 3.   LEGAL PROCEEDINGS

    We are not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the NASDAQ National Market under the symbol "SCRM." Public trading of the common stock commenced on August 3, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the NASDAQ National Market:

                                                                HIGH       LOW
                                                                ----     --------
YEAR ENDED DECEMBER 31, 2000:
  Third Quarter.............................................   15.75       8.25
  Fourth Quarter............................................    9.75       2.06
  First Quarter through March 26, 2001......................    5.22       1.63

    As of March 26, 2001, there were approximately 376 holders of record of our common stock.

    From the date of receipt of funds from our initial public offering through December 31, 2000, the net proceeds of the offering have been used to support our domestic sales and marketing activities, the expansion of our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies, although we have no present commitments or agreements with respect to any material acquisition or investment. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

    We have never declared or paid any cash dividends on our common or preferred stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet data at December 31, 1998 and 1999 and 2000 are derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the year ended December 31, 1997, and the balance sheet data as of December 31, 1997 are derived from our financial statements, which have been audited by David Tarlow & Co., C.P.A., P.C., independent auditors. The financial statements for the year ended
December 31, 1996 have been derived from our unaudited financial statements. These unaudited financial statements have been prepared on substantially the same bases as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for this period.

                            STATEMENTS OF OPERATIONS
            YEARS ENDED DECEMBER 31, 1996, 1997, 1998, 1999, & 2000

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1996       1997       1998       1999       2000
                                               --------   --------   --------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue................................   $ 782     $    574   $    567   $  2,985   $  21,865
Total operating expenses.....................     772          669      1,163     16,479      65,054
Operating income (loss)......................      10          (95)      (596)   (13,494)    (43,189)
Other income (expense), net..................      --           --        (14)       328       3,045
Net income (loss)............................   $  10     $    (95)  $   (610)  $(13,166)  $ (40,144)
                                                =====     ========   ========   ========   =========
Deemed preferred stock dividends.............                                       (102)    (50,523)
Net income (loss) to common Stockholders.....   $  10          (95)      (610)   (13,268)    (90,667)
Income (loss) per share......................   $ .01     $  (0.06)  $  (0.35)  $  (1.08)  $   (4.00)
                                                =====     ========   ========   ========   =========
Weighted average number of shares of common
  stock outstanding..........................   1,484        1,585      1,731     12,298      22,680
                                                =====     ========   ========   ========   =========
BALANCE SHEET DATA:
Cash and cash equivalents....................   $  13     $     --   $    120   $ 22,122   $  58,306
Marketable securities........................      --           --         --         --      39,820
Working capital..............................     102           41         24     21,930      93,631
Total assets.................................     240          166        274     32,370     122,267
Capital lease obligations, less current
  portion....................................      --           --         --        647       3,400
Redeemable convertible preferred stock.......      --           --         --     27,434          --
Total stockholders' equity (deficiency)......     143           64       (190)      (549)    109,175

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in the forward-looking statements as a result of a variety of factors as discussed in "Risk Factors" and elsewhere in this annual report on Form 10-K.

REVENUE

    Our revenue is composed of services revenue and license and set-up fees. We derive our services revenue primarily from distributing digital content directly to our customers' Web sites. Our contracts typically have an initial term of one year. We charge our customers recurring monthly content, delivery and processing fees. In certain cases we require prepayment ranging from one to twelve months. In addition, we charge certain of our customers an upfront maintenance fee. We recognize revenue for the contracted services fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue. We report our revenue net of allowances and rebates.

    License and set-up fees are charged for our proprietary Siteware software and building custom filters enabling the customer to receive customized content. License and set-up fees are charged upfront and vary according to the version and functionality of SiteWare selected and the number of custom filters created. License fees are either charged annually, or one time, while set-up fees are charged one time only. We recognize license and set-up fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue.

    Our revenues are comprised of:

    (1) Services revenues:

       (a) Content revenue is derived from distributing targeted licensed content directly to our customers' Web sites, intranets, extranets and wireless networks.

       (b) Delivery and processing fees are charged, primarily, based on the amount of data delivered through our digital content network.

       (C) We provide our customers technical product support under maintenance agreements.

    (2) License and set-up fees:

       (a) Licensing revenue consists of fees for licenses of our proprietary SiteWare software suite that allows our customers to receive customized content. Licensing fees vary according to the version and functionality of SiteWare selected.

       (b) Set-up fees include charges for building custom filters which enable the customer to receive customized content and adapters, which enable us to integrate Siteware into third party applications of major content management and personalization software vendors.

    COST OF SERVICES

    Cost of services consists of content royalty fees, certain payroll and related expenses, fees paid to network providers for bandwidth, and monthly fees for housing our servers in third-party network data centers. Content royalty fees are calculated monthly, based on the volume of a provider's content used by our customers. Under existing contracts with content providers, we generally pay royalties on content that is used by our customers. In certain cases, the content arrangement is based on fixed fees or subject to a minimum charge. Payroll and related expenses pertain to the staff associated with the customization and implementation of our SiteWare, filters and adapters, content engineers, certain network operations and professional services staff.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salaries and related personnel costs associated with the research, design and development of software applications and services supporting our business. To date, all research and development costs have been expensed as incurred.

    SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries of related personnel, sales commissions, customer support, tradeshows, advertising, marketing collateral, promotional and public relations expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of personnel and related costs for general corporate functions including accounting, finance, human resources, legal and other administrative functions, as well as provisions for doubtful accounts and bad debt expense.

STOCK-BASED COMPENSATION

    We recorded a charge for the amortization of deferred stock-based compensation of approximately $17.6 million and $6.1 million for the years ended December 31, 2000 and 1999, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. In connection with the grant of stock options to employees, we recorded deferred stock compensation of $17.5 million and $16.4 million for the years ended December 31, 2000 and 1999, respectively. Deferred stock-based compensation that will be subsequently amortized as expense for each of the next four fiscal years, including options granted through December 31, 2000, is estimated to be as follows:

PERIOD                                                            AMOUNT
------                                                        --------------
                                                              (IN THOUSANDS)
Year ending December 31, 2001...............................     $ 7,583
Year ending December 31, 2002...............................       2,472
Year ending December 31, 2003...............................         378
Year ending December 31, 2004...............................          23
                                                                 -------
      Total.................................................     $10,456
                                                                 =======

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                               1998          1999          2000
                                                             --------      --------      --------
Revenue:
  Services.............................................          88%           84%           85%
  License and set-up fees..............................          12            16            15
    Total revenue......................................         100%          100%          100%
                                                               ====          ====          ====
Operating expenses:
  Cost of services (excluding depreciation of 3%, 4%
    and 0% for the years ended December 31, 2000, 1999
    and 1998 respectively shown below).................          25%           34%           27%
  Research and development (excluding stock-based
    compensation of 9%, 2% and 0% for the years ended
    December 31, 2000, 1999, and 1998 respectively,
    shown below).......................................          27            35            29
  Sales and marketing (excluding stock-based
    compensation of 20%, 61%, and 0% for the years
    ended December 31, 2000, 1999 and 1998,
    respectively, shown below).........................          25           135            95
  General and administrative (excluding stock-based
    compensation of 51%, 140% and 63% for the years
    ended December 31, 2000, 1999 and 1998,
    respectively, shown below).........................          62           130            50
  Depreciation and amortization........................           5            15            17
  Stock-based compensation.............................          63           203            80
                                                               ----          ----          ----
    Total operating expenses...........................         207           552           298
                                                               ----          ----          ----
Operating income (loss)................................        (107)         (452)         (198)
Other income (expense), net............................          --            11            16
                                                               ----          ----          ----
    Net income (loss)..................................        (107)%        (441)%        (182)%
                                                               ====          ====          ====

------------------------

* Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation--see footnote 2 to the financial statements included elsewhere herein.

YEARS ENDED DECEMBER 31, 1999 AND 2000

    REVENUE. Total revenue increased to $21.9 million for the year ended December 31, 2000, from $3.0 million in the previous year. This increase was mostly due to an increase in our customers to 1,315 at December 31, 2000 from 422 at December 31, 1999. Also contributing to this increase was an 11% increase in the average monthly services revenue per customer and a 109% increase in average license and set-up fees for new customers due to the introduction of new products. The introduction of our new products also resulted in follow-on orders from existing customers. In 2000, no customer accounted for over 10% of revenue and we do not anticipate that any one customer will account for more than 10% of revenue in the year ending December 31, 2001. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

    Services revenue totaled $18.5 million for the year ended December 31, 2000, an increase of $16.0 million or 640% over services revenues of $2.5 million for the year ended December 31, 1999. This increase was attributable to the increase in our customer base, new content services offerings and follow-on orders from existing customers.

    License and set-up fee revenue totaled $3.4 million for the year ended December 31, 2000, an increase of $2.9 million or 591% over license and set up fee revenue of $492,000 for the year ended December 31, 1999. This was due to an increase in the number of customers and the average size of license and set-up fees.

    COST OF SERVICES. Cost of services increased to $5.9 million for the year ended December 31, 2000, from $1.0 million in the year ended December 31, 1999. As a percentage of revenue, cost of services decreased to approximately 27% for the year ended December 31, 2000 from approximately 34% for the year ended December 31, 1999. The absolute dollar increase was primarily due to increases in services revenue resulting in higher content royalty fees paid to content providers, and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.4 million for the year ended December 31, 2000, from $1.0 million for the year ended December 31, 1999. As a percentage of revenue, research and development expenses decreased to approximately 29% for the year ended
December 31, 2000 from approximately 35% for the year ended December 31, 1999. The absolute dollar increase was due to direct personnel costs and the development of our SiteWare software suite, Content Engine, hosting platform and other products. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures.

    SALES AND MARKETING. Sales and marketing expenses increased to $20.8 million for the year ended December 31, 2000, from $4.0 million for the year ended December 31, 1999. As a percentage of revenue, sales and marketing expenses decreased to approximately 95% for the year ended December 31, 2000 from approximately 135% for the year ended December 31, 1999. The increase in sales and marketing expense in absolute dollars was due to a significant increase in compensation expense associated with the growth of our sales force, customer support and marketing programs, the opening of new sales offices in the United States, and the establishment of offices in Europe. The decrease in sales and marketing as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures, and we expect this trend to continue in the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $10.8 million for the year ended December 31, 2000, from $3.9 for the year ended December 31, 1999. As a percentage of revenue, general and administrative expenses decreased to approximately 50% for the year ended

December 31, 2000 from approximately 130% for the year ended December 31, 1999. The increase in absolute dollars resulted from an increase in personnel, certain facilities costs, accounting and legal fees, bad debt expense and bad debt reserves. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures.

    STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we have deferred stock compensation of $10.5 million at December 31, 2000. We amortized $17.6 million and $6.1 million of deferred stock compensation in 2000 and 1999 respectively.

    OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $3.0 million in 2000 from $328,000 in 1999. The significant increase from 1999 to 2000 was due to interest income earned on higher cash balances, cash equivalents and investments in marketable securities resulting from a private placement in July 2000 and our initial public offering in August 2000.

    YEARS ENDED DECEMBER 31, 1998 AND 1999 (Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation- see footnote 2 to the financial statements included elsewhere herein.)

    REVENUE. Total revenue increased to $3.0 million for the year ended December 31, 1999, from $567,000 in the previous year. This increase was mostly due to an increase in our customers to 422 at December 31, 1999 from 30 at December 31, 1998. In 1999, About.com accounted for approximately 12% of revenue.

    Services and other revenue totaled $2.5 million for the year ended
December 31, 1999, an increase of $2.0 million or 399% over services revenues of $499,000 for the year ended December 31, 1998. This increase was attributable to the increase in our client base and follow-on orders from existing clients.

    License and set-up fee revenue totaled $492,000 for the year ended
December 31, 1999, an increase of $425,000 or 629% over License and set up fee revenue of $68,000 for the year ended December 31, 1998. This increase was due to increases in the number of clients and the average size of license and setup fees from growing market acceptance of our product lines and increased follow-on orders from existing clients.

    COST OF SERVICES. Cost of services increased to $1.0 million for the year ended December 31, 1999, from $142,000 in the year ended December 31, 1998. As a percentage of revenue, cost of services increased to approximately 34% for the year ended December 31, 1999 from approximately 25% for the year ended December 31, 1998. The absolute dollar increase was primarily due to increases in services revenue resulting in content royalty fees paid to content providers growing by approximately 1,005%.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.0 million for the year ended December 31, 1999, from $152,000 for the year ended December 31, 1998. As a percentage of revenue, research and development expenses decreased to approximately 35% for the year ended December 31, 1999 from approximately 27% for the year ended December 31, 1998. The absolute dollar increase was due to direct personnel costs and the further development of our content filtering, aggregation and distribution software and the further development of new products.

    SALES AND MARKETING. Sales and marketing expenses increased to $4.0 million for the year ended December 31, 1999, from $139,000 for the year ended
December 31, 1998. As a percentage of revenue, sales and marketing expenses increased to approximately 135% for the year ended December 31, 1999 from approximately 25% for the year ended December 31, 1998. The increase in sales and marketing expense in absolute dollars was due to a significant increase in compensation expense associated with the growth of our sales, content acquisition, customer support and marketing departments, commission expense associated with higher revenue and additional marketing programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.9 million for the year ended December 31, 1999, from $352,000 for the year ended December 31, 1998. As a percentage of revenue, general and administrative expenses increased to approximately 130% for the year ended December 31, 1999 from approximately 62% for the year ended December 31, 1998. The increase in absolute dollars resulted from an increase in personnel, certain facilities costs, accounting and legal fees, bad debt expense and bad debt reserves.

    STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees during 1999, we recorded deferred stock compensation of $10.4 million. We amortized $6.1 million and $350,000 of this deferred stock compensation in 1999 and 1998 respectively.

    OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $328,000 in 1999 from $(14,000) in 1998. The significant increase from 1998 to 1999 was due to interest income earned on higher cash balances, cash equivalents and short-term investments resulting from private placements completed in March, April and October 1999.

    The following table sets forth our unaudited quarterly operating results for the years ended December 31, 2000 and 1999. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements elsewhere contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                   THREE MONTHS ENDED
                            -------------------------------------------------------------------------------------------------
                            MARCH 31,  JUNE 30   SEPTEMBER 30,  DECEMBER 31,  MARCH 31  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                              1999       1999        1999           1999        2000      2000        2000           2000
                            ---------  --------  -------------  ------------  --------  --------  -------------  ------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  Services................   $   242   $    324    $    683       $  1,244    $ 2,307   $  4,038    $  5,525       $  6,622
  License and set-up
    fees..................        25         69         135            263        412        667       1,059          1,234
                             -------   --------    --------       --------    --------  --------    --------       --------
    Total revenue.........       267        393         818          1,507      2,719      4,705       6,584          7,856
Operating expenses:
  Cost of services
    (excluding
    depreciation of $0,
    $2, $31, $86, $126,
    $123, $256, and $151
    in the first quarter
    of 1999 through the
    fourth quarter of
    2000, respectively, as
    shown below)..........        60        102         301            554        947      1,427       1,985          1,543
  Research and development
    (excluding stock-based
    compensation of $0,
    $0, $0, $64, $493,
    $657, $439 and $431 in
    the first quarter of
    1999 through the
    fourth quarter of
    2000, respectively, as
    shown below)..........       161        209         244            435      1,206      1,354       1,835          1,960
  Sales and marketing
    (excludes stock-based
    compensation of $0,
    $12, $700, $1,110,
    $1,162, $1,374, $1,171
    and $812 in the first
    quarter of 1999
    through the fourth
    quarter of 2000,
    respectively, as shown
    below)................        89        470       1,483          1,986      4,195      4,528       6,156          5,884
  General and
    administrative
    (excludes stock-based
    compensation of $0,
    $122, $987, 3,067,
    $2,946, $3,219,
    $2,499, and $2,372 in
    the first quarter of
    1999 through the
    fourth quarter of
    2000, respectively, as
    shown below)..........       232        491         876          2,272      2,378      2,176       2,199          4,071
Depreciation and
  amortization............        12         35         125            279        549        732         936          1,417
  Stock-based
    compensation..........        --        134       1,687          4,241      4,602      5,249       4,109          3,616
                             -------   --------    --------       --------    --------  --------    --------       --------
    Total operating
      expenses............       554      1,441       4,716          9,768     13,877     15,466      17,220         18,491
                             -------   --------    --------       --------    --------  --------    --------       --------

                                                                   THREE MONTHS ENDED
                            -------------------------------------------------------------------------------------------------
                            MARCH 31,  JUNE 30   SEPTEMBER 30,  DECEMBER 31,  MARCH 31  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                              1999       1999        1999           1999        2000      2000        2000           2000
                            ---------  --------  -------------  ------------  --------  --------  -------------  ------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss............      (287)    (1,048)     (3,898)        (8,261)   (11,158)   (10,761)    (10,636)       (10,635)
                             -------   --------    --------       --------    --------  --------    --------       --------
Other income (expenses)...        --         31          24            273        250        113       1,161          1,522
                             -------   --------    --------       --------    --------  --------    --------       --------
Net loss..................      (287)    (1,017)     (3,874)        (7,988)   (10,908)   (10,648)     (9,475)        (9,113)
                             =======   ========    ========       ========    ========  ========    ========       ========
Deemed preferred stock
  dividends...............        --         --          --           (102)      (154)      (155)    (50,215)            --
                             -------   --------    --------       --------    --------  --------    --------       --------
Loss attributable to
  common stockholders.....   $  (287)  $ (1,017)   $ (3,874)      $ (8,090)   $(11,062) $(10,803)   $(59,690)        (9,113)
                             =======   ========    ========       ========    ========  ========    ========       ========
Basic net loss per common
  share...................     (0.02)     (0.08)      (0.31)         (0.65)     (0.88)     (0.85)      (2.16)          (.24)
Weighted-average number of
  shares used in
  computation of basic and
  diluted net loss per
  share...................    11,927     12,302      12,474         12,476     12,526     12,773      27,594         37,932
PRO-FORMA BASIC NET LOSS
  PER COMMON SHARE
Loss attributable to
  common stockholders.....      (287)    (1,017)     (3,874)        (8,090)   (11,062)   (10,803)    (59,690)        (9,112)
Add amortization of
  deferred stock
  compensation............        --        134       1,687          4,241      4,601      5,249       4,109          3,616
Add deemed preferred stock
  dividends...............        --         --          --            102        154        155      50,215             --
Net loss in computing pro
  forma basic net loss per
  common share............      (287)      (883)     (2,187)        (3,747)    (6,307)    (5,399)     (5,366)        (5,496)
Shares used in computation
  of basic net loss per
  common share............    11,927     12,302      12,474         12,476     12,526     12,773      27,594         37,932
Add pro forma adjustment
  to reflect weighted
  average effect of the
  assumed conversion of
  convertible preferred
  stock...................       432      4,046       4,121         10,877     11,349     11,349       6,958             --
Shares used in computing
  pro forma basic net loss
  per common share........    12,359     16,348      16,595         23,353     23,875     24,122      34,552         37,932
Pro forma basic net loss
  per common share........   $ (0.02)  $  (0.05)   $  (0.13)      $  (0.16)   $ (0.26)  $  (0.22)   $  (0.16)      $  (0.14)
                             =======   ========    ========       ========    ========  ========    ========       ========

    *Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation- see footnote 2 to the financial statements included elsewhere herein.

NET LOSS PER COMMON SHARE

    Basic net loss per common share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

    Pro forma basic net loss excludes the amortization of deferred stock compensation and deemed preferred stock dividends of $0, $134, $1,687, $4,343, $4,755, $5,404, $54,324 and $3,616 for the three months ending March 31, June 30, September 30 and December 31, 1999 and 2000, (in thousands) respectively.

    Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

    The following table presents the computation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Net loss....................................................    $(90,667)     $(13,267)
                                                                ========      ========
Weighted-average number of shares used in computation of
  basic net loss per common share...........................      22,680        12,298
                                                                ========      ========
Basic net loss per common share.............................    $  (4.00)     $  (1.08)
                                                                ========      ========
Net loss....................................................    $(90,667)     $(13,267)
Add amortization of deferred stock compensation.............      17,576         6,062
Add deemed preferred stock dividends........................      50,523           102
                                                                --------      --------
Net loss used in computing pro forma basic net loss per
  common share..............................................    $(22,568)     $ (7,103)
Shares used in computation of basic net loss per common
  share.....................................................      22,680        12,298
Add pro forma adjustment to reflect weighted-average effect
  of the assumed conversion of convertible preferred
  stock.....................................................       7,416         4,740
                                                                --------      --------
Shares used in computing pro forma basic net loss per common
  share.....................................................      30,096        17,038
                                                                ========      ========
Pro forma basic net loss per common share...................    $  (0.75)     $  (0.42)
                                                                ========      ========

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of December 31, 2000 we had cash and cash equivalents and marketable securities of approximately $98.1 million.

    As of December 31, 2000, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. We entered into capital lease arrangements for computer, network and telephony equipment. Additionally, we entered into other capital leases for the design and implementation of our new financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

    We operate from leased premises in New York, San Francisco, Miami and London. Our current aggregate annual rental obligations under these leases are approximately $1.3 million for 2000 and $1.5 million for 2001. Our capital expenditures were $7.9 million and $3.4 million, for the years ended
December 31, 2000 and 1999, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

    For the years ended December 31, 2000 and 1999, respectively, net cash used in operating activities was approximately $17.7 million and $7.8 million, respectively. The net cash used in operating activities for the year ended December 31, 2000 resulted primarily from net losses of $40.1 million and an increase in trade accounts receivable of $3.6 million. This was offset by $22.2 million in non-cash charges, of which stock-based compensation accounted for $17.4 million, an increase of $1.0 million in accounts payable and accrued expenses, a $1.8 million increase in deferred revenue and a $967,000 increase in prepaid expenses and other assets. The net cash used in operating activities for the year ended December 31, 1999 resulted primarily from net losses of $13.2 million, an increase in prepaid expenses and other assets of $3.9 million and an increase in trade accounts receivable of $1.4 million offset by a $6.1 million non-cash charge for stock-based compensation.

    For the years ended December 31, 2000 and 1999, net cash used in investing activities was $47.7 million and $3.8 million, respectively. The net cash used in investing activities for the year ended December 31, 2000 was principally for the purchase of marketable securities, equipment, leasehold improvements and the rollout of our new financial system. The net cash used in investing activities for the year ended December 31, 1999 was principally for the purchase of equipment and leasehold improvements.

    For the years ended December 31, 2000 and 1999 net cash provided by financing activities was $101.6 million and $33.5 million. Net cash provided by financing activities for the year ended December 31, 2000 was primarily the result of net proceeds from the sale of convertible preferred stock of $46.2 million and the net proceeds from the sale of common stock upon completion of our initial public offering of $57.9 million. This was offset by repayments of our capital lease obligations of $2.2 million and payment for the repurchase of treasury stock for $1.0 million, offset by proceeds from the exercise of a warrant and stock options of $765,000. Net cash provided by financing activities for the year ended December 31, 1999 was provided substantially by net proceeds generated from private placements of equity securities, which totaled
$33.5 million.

    We believe that the net proceeds from our initial public offering, together with the net proceeds from the Series C preferred stock offering and our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next eighteen months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. Management is extremely focused on monitoring costs and has implemented company wide cost-saving incentive programs. In addition, if we undertake significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. ScreamingMedia believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations. ScreamingMedia does not currently engage or plan to engage in any derivative or hedging activities.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Staff Accounting Bulletin No. 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In management's opinion our current revenue recognition principles comply with Staff Accounting Bulletin No. 101.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Sensitivity. We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

    Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of December 31, 2000 the effect of foreign exchange rate fluctuations was not material.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective June 16, 1999, Deloitte & Touche LLP was engaged commencing with the fiscal years December 31, 1998 and December 31, 1999 as our independent auditors, replacing David Tarlow & Co., C.P.A., P.C., who had previously served as our independent auditors. The decision to dismiss David Tarlow & Co., C.P.A., P.C. and to engage Deloitte & Touche LLP was approved by our board of directors. In the period from January 1, 1997 to June 16, 1999, David Tarlow & Co., C.P.A., P.C. issued no audit report that was qualified or modified as to uncertainty, audit scope or accounting principles, no adverse opinions or disclaimers of opinion on any of our financial statements, and there were no disagreements with David Tarlow & Co., C.P.A., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Prior to June 16, 1999, we had not consulted with Deloitte & Touche LLP on items which involved our accounting principles or the form of audit opinion to be issued on our financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Registrant's Annual Meeting of Stockholders to be held on Tuesday, June 12, 2001. The Proxy Statement will be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                     III-1

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements: The following financial statements are filed:
Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash flow, and Notes to Consolidated Financial Statements.

    (a)(2) Financial Statement Schedules: All applicable financial statement schedules have been omitted because the required information is included in the Consolidated Financial Statements included in Item 14(a)(1).

    (b) Reports on Form 8-K: no reports on form 8K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 2000.

    (c) Exhibits

    The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

EXHIBIT
NUMBER                                          DESCRIPTION
---------------------                           -----------
 3.1                    Amendment and Restated Certificate of Incorporation of the
                        Registrant.*
 3.1.1                  Certificate of Amendment.*
 3.2                    Form of Amended and Restated By-laws of the Registrant.*
 4.1                    Form of ScreamingMedia's stock certificate.*
 4.2                    Form of ScreamingMedia's Rights Plan.*
10.1                    Master Lease Agreement No. 13330 dated July 16, 1999 by and among the Registrant and Data General Corporation.*
10.2                    Master Agreement No. 2430 dated December 9, 1999 by and
                        among the Registrant and Cisco Systems Capital Corp.*
10.3                    Master Lease Agreement No. 7345913 dated May 25, 1999 by and among the Registrant and Dell Financial Services, L.P.*
10.4.1                  Agreement of Lease dated March 31, 1999 by and among the
                        Registrant and 601 West Associates LLC.*
10.4.2                  First Lease Modification Agreement dated June 18 1999 by and among the Registrant and 601 West Associates LLC.*
10.5                    Sublease Agreement dated February 4, 2000 by and among the
                        Registrant and Tomar Studios, Inc.*
10.6                    Warrant Agreement dated June 7, 1999 by and among the
                        Registrant and Deutsche Bank Securities Inc.*
10.7                    Warrant Agreement dated June 10, 1999 by and among the
                        Registrant and Carter, Ledyard, Milburn, LLP.*
10.8                    Warrant Agreement dated February 4, 2000 by and among the
                        Registrant and Tomar Studios, Inc.*
10.9                    Letter Employment Agreement dated June 7, 1999 between the
                        Registrant and Marianne Howatson.*
10.10                   Employment Agreement dated November 8, 1999, between the
                        Registrant and Kevin C. Clark.*
10.11                   Series A Preferred Stock Purchase Agreement dated as of June
                        8, 1999 by and among the Registrant, the investors named
                        therein and I-Recall, Inc.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT
NUMBER                                          DESCRIPTION
---------------------                           -----------
10.12                   Preferred Stock Purchase Agreement of Series A Preferred
                        Stock dated as of May 14, 1999 by and among the Registrant and SoftCom, Inc.*
10.13                   1999 Stock Option Plan.*
10.14                   Form of 2000 Equity Incentive Plan.*
10.15                   Form of ScreamingMedia Management Incentive Plan.*
10.16                   Agreement dated April 1999 by and among the Registrant and
                        Robinson, Lerer & Montgomery.*
10.17                   Warrant Agreement dated June 15, 1999 by and among the
                        Registrant and Hut Sachs Studio.*
10.18                   Form of Employee Stock Purchase Plan.*
10.19                   Common Stock Purchase Agreement dated April 6, 2000 between the Registrant and Spyglass, Inc.*
10.20.1                 Agreement dated January 29, 2000 by and among the
                        Registrant, Tomar Studios, Inc. and Jay Chiat.*
10.20.2                 Amendment No. 1 to Agreement by and among the Registrant,
                        Tomar Studios, Inc. and Jay Chiat dated February 4, 2000.*
10.20.3                 Guaranty of Jay Chiat dated February 4, 2000.*
10.21                   Master Lease Agreement dated March 2, 2000 between the
                        Registrant and Jacom Computer Services, Inc.*
10.22                   Lease Agreement dated February 17, 2000 between the
                        Registrant and Working Capital Technologies of America.*
10.23                   Lease Agreement dated June 13, 2000 between the Registrant and Northbridge House Limited. *
10.24                   Warrant Agreement dated August 16, 2000 between the
                        Registrant and Mad Dogs and Englishmen.*
10.25                   Employment Agreement dated March 8, 2000 between the
                        Registrant and David Obstler.*
10.26                   Employment Agreement dated May 26, 2000 between the
                        Registrant and J. Terrence Waters.*
10.27                   Investor Rights Agreement dated October 6, 1999 between the
                        Registrant and the holders of Series B Convertible Preferred
                        Stock.*
10.28                   Form of Investor Rights Agreement dated July 17, 2000
                        between the Registrant and the holders of Series C
                        Convertible Preferred Stock.*
10.29                   Lease Modification and Expansion Agreement dated July 14,
                        2000 between the Registrant and 601 West Associates, LLC.*
10.30                   Common Stock Purchase Warrant dated July 14, 2000 between
                        the Registrant and 601 West Associates, LLC.*
16                      Letter regarding change in certifying accountant.*
23.1                    Consent of Deloitte & Touche LLP.
24.1                    Power of Attorney (included in Part IV of this Form 10-K).

------------------------

* Previously filed as an exhibit to Registration Statement No. 333-30548 on Form S-1 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2001.

                                          SCREAMINGMEDIA INC.

                                          By: ________/s/ KEVIN C. CLARK________

                                                       Kevin C. Clark
                                                   Chief Executive Officer

    KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of ScreamingMedia Inc., hereby severally constitute Alan S. Ellman, Kevin C. Clark, and David M. Obstler, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable ScreamingMedia Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

SIGNATURE                                              TITLE                       DATE
---------                                              -----                       ----
            /s/ JAY CHIAT                      Chairman of the Board          March 29, 2001
------------------------------------
              Jay Chiat

         /s/ ALAN S. ELLMAN            President and Director Alan S. Ellman  March 29, 2001
------------------------------------

         /s/ KEVIN C. CLARK            Chief Executive Officer and Director   March 29, 2001
------------------------------------
           Kevin C. Clark

        /s/ DAVID M. OBSTLER                  Chief Financial Officer         March 29, 2001
------------------------------------
          David M. Obstler

         /s/ ROBERT B. PECK                Principal Accounting Officer       March 29, 2001
------------------------------------
           Robert B. Peck

SIGNATURE                                              TITLE                       DATE
---------                                              -----                       ----
        /s/ WILLIAM P. KELLY                         Director                 March 29, 2001
------------------------------------
          William P. Kelly

        /s/ JAMES D. ROBINSON                        Director                 March 29, 2001
------------------------------------
        James D. Robinson III

                                                     Director                 March   , 2001
------------------------------------
           Kevin O'Connor

        /s/ MICHAEL H. JORDAN                        Director                 March 29, 2001
------------------------------------
          Michael H. Jordan

       /s/ PATRICK J. MCNEELA                        Director                 March 29, 2001
------------------------------------
         Patrick J. McNeela

                                                     Director                 March   , 2001
------------------------------------
          David C. Hodgson

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ScreamingMedia, Inc.

Independent Auditors' Report................................       F-2

Consolidated Balance Sheets as of December 31, 2000 and            F-3
  December 31, 1999.........................................

Consolidated Statements of Operations for the Years Ended          F-4
  December 31, 2000, 1999, and 1998.........................

Consolidated Statements of Changes in Stockholders' Equity         F-5
  (Deficiency)
  for the Years Ended December 31, 2000, 1999, and 1998.....

Consolidated Statements of Cash Flows for the Years Ended          F-6
  December 31, 2000, 1999, and 1998.........................

Notes to Consolidated Financial Statements..................       F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ScreamingMedia Inc.

    We have audited the accompanying consolidated balance sheets of ScreamingMedia Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
February 8, 2001

                              SCREAMINGMEDIA INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  58,305,096   $ 22,121,667
  Marketable securities.....................................     39,819,978             --
  Accounts receivable, net of allowance for doubtful
    accounts of $1,150,000 and $138,802 as of December 31,
    2000 and 1999, respectively.............................      3,968,123      1,398,980
  Prepaid expenses..........................................      1,229,680      3,248,295
                                                              -------------   ------------
    Total current assets....................................    103,322,877     26,768,942

PROPERTY AND EQUIPMENT--Net of accumulated depreciation.....     16,230,591      4,552,495
OTHER ASSETS................................................      2,713,059      1,048,738
                                                              -------------   ------------
    TOTAL ASSETS............................................  $ 122,266,527   $ 32,370,175
                                                              =============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   4,281,053   $  3,273,527
  Deferred revenue..........................................      2,684,026        873,360
  Current portion of capital lease obligations..............      2,726,639        691,643
                                                              -------------   ------------
    Total current liabilities...............................      9,691,718      4,838,530
                                                              -------------   ------------
NONCURRENT LIABILITIES:
  Capital lease obligations, less current portion...........      3,399,617        646,586
                                                              -------------   ------------
    Total liabilities.......................................     13,091,335      5,485,116
                                                              -------------   ------------
COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series B convertible preferred stock, $0.01 par value, no
    shares authorized, issued and outstanding at December
    31, 2000, and 2,678,572 shares authorized, issued, and
    outstanding at December 31, 1999........................             --     27,433,838
                                                              -------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Series A convertible preferred stock, $0.01 par value, no
    shares authorized, issued and outstanding at December
    31, 2000, and 1,527,085 shares authorized, issued, and
    outstanding at December 31, 1999........................             --         15,271
  Common stock, $0.01 par value, 100,000,000 shares
    authorized and 39,539,351 and 14,040,600 issued and
    37,937,812 and 12,475,521 outstanding at December 31,
    2000 and December 31, 1999..............................        395,394        140,406
  Additional paid-in capital................................    223,798,675     22,820,644
  Warrants..................................................      1,008,925        787,000
  Deferred compensation.....................................    (10,456,432)   (10,379,049)
  Treasury stock............................................       (999,956)       (19,311)
  Accumulated deficit.......................................   (104,581,127)   (13,913,740)
  Accumulated other comprehensive income....................          9,713             --
                                                              -------------   ------------
    Total stockholders' equity (deficiency).................    109,175,192       (548,779)
                                                              -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).....  $ 122,266,527   $ 32,370,175
                                                              =============   ============

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            2000           1999          1998
                                                        ------------   ------------   ----------
REVENUE:
  Services............................................  $ 18,492,279   $  2,492,830   $  499,225
  License and set-up fees.............................     3,372,471        492,360       67,582
                                                        ------------   ------------   ----------
    Total revenue.....................................    21,864,750      2,985,190      566,807
                                                        ------------   ------------   ----------

OPERATING EXPENSES:
  Cost of services (excluding depreciation of
    $656,282, $118,702, and $0, for the years ended
    December 31, 2000, 1999 and 1998, respectively,
    shown below)......................................     5,901,953      1,017,043      142,477
  Research and development (excluding stock-based
    compensation of $1,967,477, $63,943, and $0, for
    the years ended December 31, 2000, 1999 and 1998,
    respectively, shown below)........................     6,354,821      1,048,651      152,094
  Sales and marketing (excluding stock-based
    compensation of $4,379,818, $1,821,708, and $0 for
    the years ended December 31, 2000, 1999 and 1998,
    respectively shown below..........................    20,763,115      4,027,682      139,449
  General and administrative (excluding stock-based
    compensation of $11,228,342, $4,176,647, and
    $350,000 for the years ended December 31, 2000,
    1999 and 1998, respectively, shown below).........    10,824,356      3,872,217      352,342
  Depreciation and amortization.......................     3,633,805        451,309       26,119
  Stock-based compensation............................    17,575,637      6,062,298      350,000
                                                        ------------   ------------   ----------
    Total operating expenses..........................    65,053,687     16,479,200    1,162,481
                                                        ------------   ------------   ----------
OPERATING LOSS........................................   (43,188,937)   (13,494,010)    (595,674)
                                                        ------------   ------------   ----------
OTHER INCOME (EXPENSE):
  Interest income.....................................     3,446,425        381,373           --
  Interest expense....................................      (377,683)       (53,102)     (10,993)
  Foreign currency translation........................       (23,971)            --           --
  Other expense.......................................            --             --       (3,160)
                                                        ------------   ------------   ----------
Total other income (expense)..........................     3,044,771        328,271      (14,153)
                                                        ------------   ------------   ----------
NET LOSS..............................................   (40,144,166)   (13,165,739)    (609,827)
Deemed preferred stock dividends......................   (50,523,221)      (102,024)          --
                                                        ------------   ------------   ----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..............   (90,667,387)   (13,267,763)    (609,827)
                                                        ============   ============   ==========
Basic net loss per common share.......................  $      (4.00)  $      (1.08)  $     (.35)
                                                        ============   ============   ==========
Weighted-average number of shares of common stock
  outstanding.........................................    22,679,745     12,298,091    1,730,681
                                                        ============   ============   ==========

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      CONVERTIBLE
                                                    PREFERRED STOCK
                            PREFERRED STOCK            SERIES A              COMMON STOCK            COMMON STOCK
                         ---------------------   ---------------------   ---------------------   ---------------------
                           SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                         ----------   --------   ----------   --------   ----------   --------   ----------   --------
Balance, January 1,
  1998.................   4,000,000    $ 400                  $           3,400,000    $ 340                  $
Issuance of shares from
  treasury for
  directors' fees......
Interest expense on
  convertible note.....
Net loss for the year
  ended December 31,
  1998.................
Comprehensive loss.....
                         ----------    -----     ----------   --------   ----------    -----     ----------   --------
Balance, December 31,
  1998.................   4,000,000      400                              3,400,000      340
Reincorporation........  (4,000,000)    (400)                            (3,400,000)    (340)    13,492,064    134,921
Stock grants...........                                                                             105,238      1,052
Issuance of Series A
  preferred stock......                           1,527,085     15,271
Warrants granted to
  investment bankers...
Warrants granted for
  legal services.......
Warrants granted for
  architectural
  services.............
Conversion of notes
  into common stock....                                                                             443,298      4,433
Interest expense on
  convertible note.....
Issuance of stock
  options to
  employees............
Amortization of
  deferred
  compensation.........
Preferred stock
  dividends............
Net loss...............
Comprehensive loss.....
                         ----------    -----     ----------   --------   ----------    -----     ----------   --------
Balance, December 31,
  1999.................                           1,527,085     15,271                           14,040,600    140,406
Issuance of stock
  options to
  employees............
Warrant granted to
  sublessor............
Exercise of warrant
  granted to
  sublessor............                                                                              67,460        675
Exercise of stock
  options by
  employees............                                                                             346,819      3,468
Warrant granted to
  advertising firm.....
Amortization of
  deferred
  compensation.........
Conversion of preferred
  stock -Series A, B,
  C....................                          (1,527,085)   (15,271)                          19,602,772    196,028
Preferred stock
  dividends............
Initial public
  offering.............                                                                           5,481,700     54,817
Warrant granted to
  landlord.............
Issuance of stock from
  treasury stock.......
Comprehensive Loss:

Net loss...............
Unrealized gain on
  securities...........
Unrealized loss on
  foreign currency
  translation
Comprehensive loss.....
                         ----------    -----     ----------   --------   ----------    -----     ----------   --------
Balance, December 31,
  2000.................          --    $  --             --   $     --           --    $  --     39,539,351   $395,394
                         ==========    =====     ==========   ========   ==========    =====     ==========   ========

                                                                                     TREASURY STOCK
                                                                     ----------------------------------------------
                          ADDITIONAL                                       COMMON STOCK           PREFERRED STOCK
                           PAID-IN                     DEFERRED      ------------------------   -------------------    ACCUMULATED
                           CAPITAL       WARRANTS    COMPENSATION      SHARES       AMOUNT       SHARES     AMOUNT       DEFICIT
                         ------------   ----------   -------------   ----------   -----------   --------   --------   -------------
Balance, January 1,
  1998.................  $    125,260   $            $               (1,079,365)  $   (13,318)  (380,000)  $(12,652)  $     (36,150)
Issuance of shares from
  treasury for
  directors' fees......       343,341                                   539,683         6,659
Interest expense on
  convertible note.....         6,273
Net loss for the year
  ended December 31,
  1998.................                                                                                                    (609,827)

Comprehensive loss.....
                         ------------   ----------   ------------    ----------   -----------   --------   --------   -------------
Balance, December 31,
  1998.................       474,874                                  (539,682)       (6,659)  (380,000)   (12,652)       (645,977)
Reincorporation........      (134,181)                               (1,025,397)      (12,652)   380,000     12,652
Stock grants...........        76,723
Issuance of Series A
  preferred stock......     5,381,176
Warrants granted to
  investment bankers...                    687,000
Warrants granted for
  legal services.......                     50,000
Warrants granted for
  architectural
  services.............                     50,000
Conversion of notes
  into common stock....       545,567
Interest expense on
  convertible note.....        35,138
Issuance of stock
  options to
  employees............    16,441,347                 (16,441,347)
Amortization of
  deferred
  compensation.........                                 6,062,298
Preferred stock
  dividends............                                                                                                    (102,024)
Net loss...............                                                                                                 (13,165,739)

Comprehensive loss.....
                         ------------   ----------   ------------    ----------   -----------   --------   --------   -------------
Balance, December 31,
  1999.................    22,820,644      787,000    (10,379,049)    1,565,079       (19,311)                          (13,913,740)
Issuance of stock
  options to
  employees............    17,479,520                 (17,479,520)
Warrant granted to
  sublessor............                    740,000
Exercise of warrant
  granted to
  sublessor............     1,019,325     (740,000)                      67,460    (1,000,000)
Exercise of stock
  options by
  employees............       481,538
Warrant granted to
  advertising firm.....                        102
Amortization of
  deferred
  compensation.........                                17,402,137
Conversion of preferred
  stock -Series A, B,
  C....................    73,436,129
Preferred stock
  dividends............    50,523,221                                                                                   (50,523,221)
Initial public
  offering.............    57,884,153
Warrant granted to
  landlord.............                    221,823
Issuance of stock from
  treasury stock.......       154,145                                   (31,000)       19,355
Comprehensive Loss:
Net loss...............                                                                                                 (40,144,166)
Unrealized gain on
  securities...........
Unrealized loss on
  foreign currency
  translation

Comprehensive loss.....
                         ------------   ----------   ------------    ----------   -----------   --------   --------   -------------
Balance, December 31,
  2000.................  $223,798,675   $1,008,925   $(10,456,432)   $1,601,539)  $  (999,956)        --   $     --   $(104,581,127)
                         ============   ==========   ============    ==========   ===========   ========   ========   =============


                          ACCUMULATED                          TOTAL
                             OTHER                         STOCKHOLDER'S
                         COMPREHENSIVE    COMPREHENSIVE        EQUITY
                             INCOME            LOSS         (DEFICIENCY)
                         --------------   --------------   --------------
Balance, January 1,
  1998.................   $                                 $     63,880
Issuance of shares from
  treasury for
  directors' fees......                                          350,000
Interest expense on
  convertible note.....                                            6,273
Net loss for the year
  ended December 31,
  1998.................                    $   (609,827)        (609,827)
                                           ------------
Comprehensive loss.....                    $   (609,827)
                          ------------     ============     ------------
Balance, December 31,
  1998.................                                         (189,674)
Reincorporation........                                               --
Stock grants...........                                           77,775
Issuance of Series A
  preferred stock......                                        5,396,447
Warrants granted to
  investment bankers...                                          687,000
Warrants granted for
  legal services.......                                           50,000
Warrants granted for
  architectural
  services.............                                           50,000
Conversion of notes
  into common stock....                                          550,000
Interest expense on
  convertible note.....                                           35,138
Issuance of stock
  options to
  employees............
Amortization of
  deferred
  compensation.........                                        6,062,298
Preferred stock
  dividends............                                         (102,024)
Net loss...............                    $(13,165,739)     (13,165,739)
                                           ------------
Comprehensive loss.....                    $(13,165,739)
                          ------------     ============     ------------
Balance, December 31,
  1999.................                                         (548,779)
Issuance of stock
  options to
  employees............                                               --
Warrant granted to
  sublessor............                                          740,000
Exercise of warrant
  granted to
  sublessor............                                         (720,000)
Exercise of stock
  options by
  employees............                                          485,006
Warrant granted to
  advertising firm.....                                              102
Amortization of
  deferred
  compensation.........                                       17,402,137
Conversion of preferred
  stock -Series A, B,
  C....................                                       73,616,886
Preferred stock
  dividends............                                               --
Initial public
  offering.............                                       57,938,970
Warrant granted to
  landlord.............                                          221,823
Issuance of stock from
  treasury stock.......                                          173,500
Comprehensive Loss:
Net loss...............                    $(40,144,166)     (40,144,166)
Unrealized gain on
  securities...........         30,184           30,184           30,184
Unrealized loss on
  foreign currency
  translation                  (20,471)         (20,471)         (20,471)
                                           ------------
Comprehensive loss.....                    $(40,134,453)
                          ------------     ============     ------------
Balance, December 31,
  2000.................   $      9,713                      $109,175,192
                          ============                      ============

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             2000           1999         1998
                                                         ------------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $(40,144,166)  $(13,165,739)  $(609,827)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization......................     3,633,805        451,309      26,119
    Provision for doubtful accounts receivable.........     1,011,198        128,802      10,000
    Stock-based compensation...........................    17,402,137      6,062,298          --
    Stock warrants issued for services.................       173,500        105,400     350,000
    Interest from beneficial conversion................            --         35,138       6,273
  Changes in operating assets and liabilities:
    (Increase) in account receivable...................    (3,580,341)    (1,435,670)    (15,898)
    Decrease (increase) in prepaid expenses and other
      assets...........................................       967,262     (3,926,813)     (1,000)
    Increase in accounts payable and accrued
      expenses.........................................     1,007,526      3,149,277      79,210
    Increase in deferred revenue.......................     1,810,666        828,252      45,108
                                                         ------------   ------------   ---------
      Net cash used in operating activities............   (17,718,413)    (7,767,746)   (110,015)
                                                         ------------   ------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................    (7,886,702)    (3,415,656)     (6,675)
  Purchase of investments and marketable securities....   (39,839,794)      (349,987)         --
                                                         ------------   ------------   ---------
      Net cash used in investing activities............   (47,726,496)    (3,765,643)     (6,675)
                                                         ------------   ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible preferred
  stock................................................            --     28,018,814          --
Borrowings from directors and officers.................            --        275,000     252,114
Repayments of loans to stockholders....................            --        (19,350)    (15,067)
Repayment of capital lease obligation..................    (2,238,215)      (208,587)         --
Payments for the repurchase of treasury stock..........    (1,000,000)            --          --
Proceeds from the issuance of Series C Preferred Stock,
  net..................................................    46,183,048             --          --
Proceeds from the issuance of common stock upon
  completion of IPO....................................    57,938,970             --          --
Proceeds from the issuance of Series A Preferred
  Stock................................................            --      5,468,822          --
Proceeds from exercise of warrants and stock options...       765,006             --          --
                                                         ------------   ------------   ---------
      Net cash provided by financing activities........   101,648,809     33,534,699     237,047
                                                         ------------   ------------   ---------
Effect of exchange rate changes on cash and cash
  equivalents..........................................       (20,471)            --          --
NET INCREASE IN CASH AND CASH EQUIVALENTS..............    36,183,429     22,001,310     120,357
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR............    22,121,667     22,001,310          --
                                                         ------------   ------------   ---------
CASH AND CASH EQUIVALENTS END OF YEAR..................  $ 58,305,096   $ 22,121,667   $ 120,357
                                                         ============   ============   =========

                  See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             2000           1999         1998
                                                         ------------   ------------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest...............................  $    377,682   $     22,648   $      35
                                                         ============   ============   =========
  Cash paid for income taxes...........................  $         --   $      1,171   $   1,018
                                                         ============   ============   =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Fixed assets acquired under capital leases...........  $  7,026,242   $  1,531,418   $      --
                                                         ============   ============   =========
  Conversion of promissory notes into common stock.....  $         --   $    550,000   $      --
                                                         ============   ============   =========
  Warrant issued for common stock to sublessor in
    connection with new lease..........................  $    740,000   $         --   $      --
                                                         ============   ============   =========
  Warrant issued to lessor in connection with lease....  $    221,823   $         --   $      --
                                                         ============   ============   =========
  Warrant granted for legal services...................  $         --   $     50,000   $      --
                                                         ============   ============   =========
  Warrant granted for architectural services...........  $         --   $     50,000   $      --
                                                         ============   ============   =========
  Common stock grant issued to board member............  $    168,750   $         --   $      --
                                                         ============   ============   =========
  Common stock donated to University...................  $      4,750   $         --   $      --
                                                         ============   ============   =========

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

1. ORGANIZATION AND NATURE OF BUSINESS

    ScreamingMedia Inc. was incorporated in the state of Delaware on January 22, 1999, for the purpose of reincorporating The Interactive
Connection, Inc. ("Interactive"), a corporation incorporated in the state of New York on August 16, 1993. On January 28, 1999, a merger took place between these two companies (under common control) with ScreamingMedia Inc. being the surviving corporation. The merger was treated as if it were a pooling of interests.

    ScreamingMedia Inc. is in the business of aggregating, processing, filtering and delivering content to its customers. The Company receives the data from various content providers, processes and filters it using customized software to meet individual customers' needs, and then distributes the content almost instantaneously to such customers.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of ScreamingMedia Inc. (collectively, the "Company") and its wholly owned subsidiary, ScreamingMedia (UK) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying financial statements, which conform to generally accepted accounting principles, is presented below.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2000 the Company had cash and cash equivalents of $58.3 million.

    MARKETABLE SECURITIES--Marketable securities consist of corporate notes and bonds with a maturity date greater than three months when purchased. Management has classified ScreamingMedia's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. At December 31, 2000, the Company had marketable securities of $39.8 million.

    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION--Property and equipment are stated at cost, and in the case of equipment under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to nine years, or, if shorter, the lease term. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)
    IMPAIRMENT OF LONG LIVED ASSETS--The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 2000 and 1999, there had been no impairment in the carrying value of long-lived assets.

    COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE--As of January 1, 1999, costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of December 31, 2000, the Company capitalized approximately $2,227,000 of internal development and software purchase costs relating to its internal use software incurred during the application development stage. Prior to January 1, 1999, the Company had no significant costs related to software development, normal maintenance of internal use software is expensed as incurred.

    DEFERRED REVENUES--Deferred revenues represents amounts billed in excess of revenues recognized. Such deferred revenues relate to certain content, maintenance and license and set-up fees. (See revenue recognition below.) Included in accounts receivable are amounts due (under contract) relating to deferred revenues.

    REVENUE RECOGNITION--The Company's income is derived primarily from its services and related license and set-up fees. Typically, the Company enters into multiple element arrangements whereby it earns revenue from a combination of services (including content revenue, maintenance, and processing and delivery fees) and license and setup fees. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) revenue is allocated among the elements based on the fair value of the elements and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. The Securities and Exchange Commission ("SEC") has recognized the diversity in practice in accounting for multiple element arrangements and the complexity of these arrangements. The staff of the SEC has asked the Emerging Issues Task Force ("EITF") to provide additional accounting guidance on those transactions. The EITF has added issue No. 00-21, ACCOUNTING FOR MULTIPLE ELEMENT REVENUE ARRANGEMENTS, to its agenda to address the accounting issues related to the recognition of revenue.

    ADVERTISING COSTS--The costs of advertising are expensed as incurred.

    INCOME TAXES--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes are based on factors other than income.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED) RECLASSIFICATIONS--During fiscal year 2000 certain sales and marketing and research and development expenses were classified to cost of sales. In addition, certain general and administrative expenses were classified to research and development and sales and marketing. These new classifications resulted in a better reporting of expenses and had no impact on reported net earnings, earnings per share or stockholders' equity.

    The presentation of certain prior year information has been reclassified to conform with the current year presentation.

    FOREIGN CURRENCY TRANSLATION--The functional currency of the Company's wholly owned subsidiary in the UK is the local currency. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net loss.

    OTHER COMPREHENSIVE INCOME (LOSS)--The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the disclosure of comprehensive income (loss). SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $40.1 million, $13.2 million, and $610,000 for the years ended December 31, 2000 and 1999 and 1998, respectively.

    SEGMENTS--The Company operates in one principal business segment, aggregating, processing, filtering and delivering content. Substantially all of the Company's material operating results and identifiable assets are in the United States. In 1999, one customer accounted for approximately 12% of net revenue. In 2000 and 1998, no customer accounted for more than 10% of net revenue.

    NET LOSS PER COMMON SHARE--Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive (see notes 8, 9, 10).

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment. Marketable securities are recorded at market value.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133,"

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED) which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations. The Company does not currently engage or plan to engage in any derivative or hedging activities.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Staff Accounting Bulletin No. 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In management's opinion the Company's current revenue recognition principles comply with Staff Accounting Bulletin No. 101.

3. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with major financial institutions; at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company has both short-term and long term investments in various corporate bonds and commercial paper.

    The Company extends credit based upon an evaluation of the customer's financial condition and generally collateral is not required on accounts receivable. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.; to date such losses have been within management's expectations.

4. MARKETABLE SECURITIES

    Marketable securities investments as of December 31, 2000 consist of the following:

                                                      UNREALIZED
                                                        HOLDING        FAIR
                                           COST          GAINS         VALUE
                                        -----------   -----------   -----------
Corporate Notes and Bonds.............  $39,789,794   $    30,184   $39,819,978
                                        ===========   ===========   ===========

                                                                      FAIR
                                                        COST          VALUE
                                                     -----------   -----------
Due within one year................................  $35,598,579   $35,788,379
Due after one year through five years..............  $ 4,191,215   $ 4,031,599
                                                     -----------   -----------
Total marketable securities........................  $39,789,794   $39,819,978
                                                     ===========   ===========

    Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of December 31, 2000. The Company does not hold these securities for speculative or trading purposes. The Company did not have marketable securities as of December 31, 1999.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

5. PROPERTY AND EQUIPMENT

    Major classifications of property and equipment are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Software and computer equipment, including assets
  under capital leases..............................  $15,266,490   $3,359,869
Construction in process.............................           --      103,240
Leasehold improvements..............................    2,850,810    1,117,907
Office furniture and equipment......................    1,942,330      565,670
                                                      -----------   ----------
                                                       20,059,630    5,146,686
Less: accumulated depreciation and amortization.....   (3,829,039)    (594,191)
                                                      -----------   ----------
Property and equipment, net.........................  $16,230,591   $4,552,495
                                                      ===========   ==========

    Depreciation expense (including assets under capital leases) amounted to approximately $3.6 million, $451,000, and $26,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

6. INCOME TAXES

    No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $28,309,000, which will be available to reduce future taxable income. There may be some limitation on the use of these NOLs under the internal revenue code section 382 ownership change rules. The NOLs are expected to expire in the following years (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2008........................................................   $    13
2010........................................................        51
2012........................................................       112
2013........................................................        54
2014........................................................     7,558
2020........................................................    20,521
                                                               -------
                                                               $28,309
                                                               =======

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

6. INCOME TAXES (CONTINUED)
    In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   -------------   -----------
Deferred tax assets..............................  $ (25,011,000)  $(6,549,864)
Less valuation allowance.........................    (25,011,000)   (6,549,864)
                                                   -------------   -----------
Net deferred taxes...............................  $          --   $        --
                                                   =============   ===========

    The Company's NOLs primarily generated the deferred tax assets. At December 31, 2000 and 1999, a valuation allowance was provided as the realization of the deferred tax benefits is not likely.

    The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, principally due to the following:

                                                              2000       1999       1998
                                                            --------   --------   --------
U.S. Federal statutory tax................................      35%        35%       35%
State and local taxes.....................................      12         12        12
Valuation allowance.......................................     (47)       (47)      (47)
                                                              ----       ----       ---
Effective tax rate........................................      --%        --%       --%
                                                              ====       ====       ===

7. COMMITMENTS

    OFFICE LEASES--The Company leases office space in New York, Miami, San Francisco, and London under non-cancelable operating leases expiring on various dates through March 31, 2009. These leases contain provisions for escalations due to increases in real estate taxes and operating costs.

    The following schedule reflects future required minimum lease payments at December 31, 2000.

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $ 1,518,478
2002........................................................    1,565,136
2003........................................................    1,585,903
2004........................................................    1,593,881
2005........................................................    1,343,273
Thereafter..................................................    3,967,517
                                                              -----------
Total.......................................................  $11,574,188
                                                              ===========

    Rent expense under these leases was $1,329,029, $295,672, and $70,260 for the years ended December 31, 2000, 1999, and 1998, respectively.

    EQUIPMENT LEASES--Fixed assets included assets acquired under capital leases of $7,026,242 and $1,531,418 at December 31, 2000 and 1999 respectively. The related accumulated amortization was $1,358,344 and $141,371 as of December 31, 2000 and 1999, respectively.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

7. COMMITMENTS (CONTINUED)
    The Company is a lessee under several capital lease agreements expiring through 2004 with third parties for certain equipment. Future minimum lease payments under non cancelable capital leases, together with the present value of the net minimum payments as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      -----------
2001........................................................  $ 3,235,718
2002........................................................    1,993,619
2003........................................................      917,767
2004........................................................      708,837
                                                              -----------

Total minimum lease payments................................    6,855,941
Less: amount representing interest..........................     (729,685)
                                                              -----------
Present value of minimum capital lease payments.............    6,126,256
Less: current portion.......................................   (2,726,639)
                                                              -----------
Long-term capitalized lease obligations                       $ 3,399,617
                                                              ===========

    The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 2.85% to 12.74% per annum as of December 31, 2000.

    A major financial institution has extended a $3.6 million irrevocable standby letter of credit to the Company as collateral in a leasing arrangement. Commitment fees of one quarter of one percent per annum are paid on the amounts of standby letter of credit used.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In October 1999, the Company issued 2,678,572 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") through a private placement for $30,000,000 resulting in net proceeds to the Company of $28,018,814. The outstanding shares of our Series B Convertible Preferred Stock automatically converted into 7,227,872 shares of common stock, upon completion of our initial public offering on August 2, 2000.

    In July 2000, the Company issued 8,254,227 shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") at a price of $5.81 per share to a group of institutional accredited investors, exempt from the registration requirements of the Securities Act pursuant to Section 4(2). This private placement resulted in net proceeds of $46,183,048. The Series C Preferred Stock was recorded at $46,183,048, which reflects the face amount of the preferred stock reduced by all issuance costs, resulting in a discount of $1,776,800. The outstanding shares of our Series C Convertible Preferred Stock automatically converted into 8,254,227 shares of common stock, upon completion of our initial public offering on August 2, 2000.

9. STOCKHOLDERS' EQUITY (DEFICIENCY)

    In January 1999, the Company was reincorporated in the state of Delaware. Pursuant to that reorganization, common stockholders of Interactive received one share of common stock of the Company with a par value of $0.01 per share in exchange for each common share of Interactive with a par value of $0.0001 per share. In addition, each preferred stockholder of Interactive received 2.6984 shares of the Company's common stock in exchange for each share of Interactive preferred stock owned. Shares of common treasury stock and shares of preferred treasury stock of Interactive were replaced by shares of common treasury stock of the Company at exchange rates of one for one and 2.6984 for one, respectively.

    STOCK SPLITS--On July 17, 2000, the Board of Directors of the Company and the Company's stockholders approved a one for 1.26 reverse stock split. On December 22, 1999, the Board of Directors of the Company approved a 100% stock dividend (two for one stock split). Additionally, on April 11, 2000, the Company effected a 1.7 for one stock split. As a result of such stock splits, one share of Series A Preferred Stock or Series B Preferred Stock became convertible into
2.6984 shares of common stock. The Company's financial statements have been retroactively adjusted to show the effect of these stock splits for all periods presented.

    COMMON STOCK--On August 2, 2000, we completed an initial public offering that, after inclusion of the exercise of the 481,700 share underwriter's over-allotment, resulted in the issuance of 5,481,700 shares of common stock. Simultaneously with the consummation of the initial public offering, each outstanding share of our Series A, Series B and Series C Convertible Preferred Stock automatically converted into common stock, resulting in an additional 19,602,785 shares of common stock.

    PREFERRED STOCK--The Company is authorized to issue up to 20,000,000 shares of preferred stock.

    In March and April 1999, the Company issued 1,527,085 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") through a private placement, in consideration of gross proceeds to the Company of $5,500,000. The outstanding shares of our Series A Convertible Preferred Stock automatically converted into 4,120,686 shares of common stock, upon completion of our initial public offering on August 2, 2000.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

9. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    At the time of its initial public offering, the Company recorded an approximate $50.2 million preferred stock dividend comprising of
(a) approximately $4.0 million representing the issuance costs of the Series B and Series C preferred stock that remained unaccreted as of August 2, 2000 and
(b) approximately $46.2 million representing the unamortized portion of the amount by which the value of the common stock issued on conversion of the Series C preferred stock exceeded the proceeds the Company received on its issuance.

    TREASURY STOCK--At December 31, 1998 and 1999, common treasury stock was comprised of 539,682 and 1,565,079 shares of common stock with a cost basis of $6,659 and $19,311, respectively. At December 31, 1998 preferred treasury stock consisted of 380,000 shares of preferred stock with a cost basis of $12,652. In January 1999, pursuant to the reorganization of the Company, all of the shares of preferred stock held in treasury were converted to 1,025,397 shares of common stock held in treasury. There are no preferred shares of treasury stock at December 31, 1999. During October 1998, the Company issued 539,683 shares of common stock from shares held in treasury stock to two directors and recorded compensation expense of $350,000 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of grant.

    During the fiscal year 2000, the Company issued 30,000 shares of common stock from shares held in treasury stock to a board member and recorded compensation expense of $168,750 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of issuance. In addition, during fiscal year 2000 the Company donated 1,000 shares of common stock to an educational institution, which was value at $4,750, the fair value of the stock at the time of issuance.

    WARRANTS--In June 1999, in connection with legal services provided, the Company issued a warrant to purchase up to 19,275 shares of Common Stock at an exercise price of $2.60 per share. The warrant was valued at $50,000, using the Black-Scholes options pricing model with the following assumptions: no dividend yield, a volatility factor of 50%, risk free interest rate of 6.0%, and an expected life of 5 years. The warrant may be exercised at any time prior to June 10, 2004. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances.

    In June 1999, in connection with architectural services provided, the Company issued a warrant to purchase up to 19,275 shares of Common Stock at an exercise price of $2.60 per share. The warrant was valued at $50,000, which was the invoiced amount of the services provided. The warrant may be exercised at any time prior to June 15, 2004. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances.

    On February 4, 2000, the Company entered into an agreement with another tenant with contiguous space in the building to sublease the space with consent of the landlord. The lease expires on January 31, 2009, and results in additional straight line rent expense of $513,000 per year. The Company issued a warrant to the tenant allowing the tenant the right to purchase 67,460 shares of the Company's common stock at an exercise price of $4.15 per share. In addition, the tenant received the right to require the Company to buy back the warrant, or stock if the warrant was exercised, at $10.67

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

9. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED) per share. The fair value of the common stock at the issuance date of the warrant was $14.82 per share. The value of the warrant was determined to be $740,000; such value was derived by using the Black-Scholes option model. The value of the warrant will be amortized ratably over the life of the additional space.

    On March 9, 2000, the tenant exercised the warrant and received 67,460 shares of common stock for which the Company received $280,000. On June 22, 2000, the Company repurchased the 67,460 shares of common stock from the holder for $1,000,000 in accordance with the terms of the warrant agreement. These repurchased shares have been recorded as Treasury Stock in the Company's financial statements.

    On July 14, 2000, the Company entered into a lease modification agreement whereby it leased additional space from its primary landlord through March 2009. In connection with such lease, the Company granted the landlord a warrant to purchase 79,365 shares of Common Stock at an exercise price of $12.60 per share. The warrant may be exercised at any time prior to July 14, 2003. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The fair value at the time of issuance was $12.00 per share. The value of the warrant has been determined to be $221,823. Such value was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 80%, a risk free interest rate of 5.32% and an expected life of seven months. The value of the warrant will be amortized ratably over the life of the additional space.

10. STOCK OPTION PLAN

    The Company has established the 1999 Stock Option Plan (the "Plan") to provide for the granting of nonqualified stock options and incentive stock options to employees, directors and advisors to reward them for service to the Company and to provide incentives for future service and enhancement of shareholder value. As amended in April 1999, the Plan authorized the issuance of stock options covering up to 6,746,032 shares of Common Stock. The options vest in accordance with the terms of the agreements entered into by the Company and the grantee of the options which range from immediate vesting to vesting ratably over a four year period. A total of 6,623,894 options have been granted under this plan at December 31, 2000.

    In the first quarter of 2000, the Company established the 2000 Equity Incentive Plan (the "Plan") to provide for the granting of options (including Incentive Stock Options), Restricted Stock, Phantom Stock, Stock Bonuses and other stock-based Awards to promote the long-term growth and profitability of the Company. The Plan is intended to provide key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and attract, retain and reward employees. The maximum number of shares of the Common Stock reserved for issuance under the Plan is 3,174,603 shares. As of December 31, 2000 no shares have been issued under the Plan.

    For the year ended December 31, 2000 and 1999, options to purchase 3,108,549 and 5,155,776 shares of common stock were granted. The weighted-average grant date fair values were $9.75 and $3.58 per share, respectively.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

10. STOCK OPTION PLAN (CONTINUED)
    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

    Transactions involving the Company's stock options granted are summarized as follows:

                                                                       WEIGHTED
                                                          NUMBER OF    AVERAGE
                                                           OPTIONS     EXERCISE
                                                         (IN SHARES)    PRICE
                                                         -----------   --------
Outstanding, January 1, 1999...........................          --     $   --
Granted................................................   5,155,776     $ 1.63
Exercised..............................................          --         --
Forfeited..............................................    (247,865)    $ 0.62
                                                         ----------     ------

Outstanding, December 31, 1999.........................   4,907,911     $ 1.68
Granted................................................   3,108,549     $ 5.90
Exercised..............................................    (346,819)    $ 1.40
Forfeited..............................................  (1,373,683)    $ 1.71
                                                         ----------     ------

Outstanding, December 31, 2000.........................   6,295,958     $ 3.34
                                                         ==========     ======

    There were 1,177,900 and 2,230,493 options exercisable at December 31, 1999, and December 31, 2000, respectively.

    The following information is as of December 31, 2000:

                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING                             WEIGHTED
                                              NUMBER      CONTRACTUAL   WEIGHTED     NUMBER      AVERAGE
RANGE OF                                    OUTSTANDING      LIFE       EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICE                              (IN SHARES)   (IN YEARS)     PRICE     (IN SHARES)    PRICE
--------------                              -----------   -----------   --------   -----------   --------
$0.37....................................      136,269        8.37       $ 0.37       115,132     $0.37
$1.33....................................    1,560,570        8.45       $ 1.33       974,642     $1.33
$2.41-$2.88..............................    2,841,714        8.98       $ 2.54     1,105,763     $2.48
$4.00-$4.69..............................      298,005        9.69       $ 4.54        10,793     $4.15
$5.74-$5.75..............................      678,581        9.41       $ 5.75        24,163     $5.75
$9.06-$12.13.............................      780,819        9.57        11.53            --        --

    SFAS No. 123, "Accounting for Stock-Based Compensation," provides for a fair value based method of accounting for employee options and options granted to non-employees and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

10. STOCK OPTION PLAN (CONTINUED)
    In connection with the issuance of options to certain employees and directors at prices below fair market value, the Company had recorded deferred compensation of $10,456,432 and $10,379,049 as of December 31, 2000 and 1999
respectively, net of recognized compensation expense of $17,575,637 and $6,062,298, for the years ended December 31, 2000 and 1999 respectively, representing the unamortized difference between the exercise price and the estimated fair market value of the Company's common stock at such date. Such amount is included as a reduction of stockholders' equity (deficiency) and is being amortized by charges to operations over the vesting period.

    Pro forma disclosure as if the Company had adopted the expense recognition requirement under SFAS 123 is presented below for the year ended December 31, 2000 and 1999, respectively.

                                                              DECEMBER 21, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
Net loss attributable to common stockholders--as reported...    $(90,667,387)       $(13,267,763)
Net loss attributable to common stockholders--pro forma.....    $(96,025,070)       $(14,011,909)
Net loss per common share--as reported......................    $      (4.00)       $      (1.08)
Net loss per common share--pro forma........................    $      (4.23)       $      (1.14)

    The fair value of options granted under the Plan for the years ended December 31, 2000 and 1999 in complying with SFAS No. 123, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield, a volatility factor of 50%-80%, risk-free interest rate of 6.0% and expected lives of 3 to 5 years.

11. RETIREMENT PLAN

    Effective December 1, 2000, the Company implemented the ScreamingMedia 401(k) Plan (the "2000 Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the 2000 Savings Plan, eligible employees may defer a portion of their pre-tax earnings, up to 15% of their pre-tax earnings not to exceed the Internal Revenue Service annual limit. Currently, there is no eligibility service requirement. The Company is not required to, but may match employee contributions. In addition, the Company may make a discretionary contribution to the Plan. The Company did not make any contributions to the Plan for the year ended December 31, 2000.

12. EMPLOYEE STOCK PURCHASE PLAN

    During the first quarter of 2000, the Company established the Employee Stock Purchase Plan (the "Plan") for the benefit of employees of the Company. The Plan is intended to provide the employees an opportunity to purchase common shares, par value $.01 per share. Employees may authorize a payroll deduction of any whole percentage from 1 percent to 15 percent each pay period. The option price per share subject to an offering shall be 85% of the fair market value of a share on the offering date or the exercise date, whichever is lower. The maximum number of shares reserved under the Plan is 357,143 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 158,730 shares, (ii) 0.5% of the shares outstanding on such date or (iii) a lesser amount determined by the Plan committee. As of December 31, 2000 no shares have been issued under the Plan.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents unaudited quarterly results of operations for 1999 and 2000. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.

                                                                   THREE MONTHS ENDED
                       ----------------------------------------------------------------------------------------------------------
                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                         1999        1999         1999            1999         2000        2000          2000            2000
                       ---------   --------   -------------   ------------   ---------   ---------   -------------   ------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue........      267         393           818          1,507         2,719        4,705         6,584          7,856
                         =====     =======       =======        =======      ========    =========     =========      =========
Net loss.............     (287)     (1,017)       (3,874)        (7,988)      (10,908)     (10,648)       (9,475)        (9,113)
                         =====     =======       =======        =======      ========    =========     =========      =========
Deemed preferred
  stock dividends....       --          --            --           (102)         (154)        (155)      (50,215)            --
                         -----     -------       -------        -------      --------    ---------     ---------      ---------
Loss attributable to
  common
  stockholders.......    $(287)    $(1,017)      $(3,874)       $(8,090)     $(11,062)   $ (10,803)    $ (59,690)     $  (9,113)
                         =====     =======       =======        =======      ========    =========     =========      =========
Basic and diluted net
  loss per share.....    (0.02)      (0.08)        (0.31)         (0.65)        (0.88)       (0.85)        (2.16)          (.24)