Form 10-Q
period 2001-03-31
SCREAMING MEDIA COM INC
filed 2001-05-15
CIK 1106917

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

    {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

                                       OR


     {-} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of May 8, 2001 there were 38,116,103 shares of the Registrant's common stock outstanding.

                               SCREAMINGMEDIA INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




                                                                        PAGE
                                                                        ----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- March 31, 2001
          (unaudited) and December 31, 2000...........................    3

          Consolidated Statements of Operations -- Three
          months ended March 31, 2001 (unaudited) and 2000
          (unaudited).................................................    4

          Consolidated Statements of Cash Flows -- Three months ended
          March 31, 2001 (unaudited) and 2000 (unaudited)    .........    5

          Notes to Consolidated Financial Statements..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   25

Item 2.   Changes in Securities and Use of Proceeds...................   25

Item 3.   Defaults upon Senior Securities.............................   26

Item 4.   Submission of Matters to a Vote of Security Holders.........   26

Item 5.   Other Information...........................................   26

Item 6.   Exhibits and Reports on Form 8-K............................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SCREAMINGMEDIA INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,      DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (Unaudited)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  28,892,461   $ 58,305,096
  Marketable securities.....................................     64,618,960     39,819,978
  Accounts receivable, net of allowance for doubtful
    accounts of $1,163,000 and $1,150,000 as of March 31,
    2001 and December 31 2000, respectively  ...............      3,561,990      3,968,123
  Prepaid expenses..........................................      1,571,055      1,229,680
                                                              -------------   ------------
    Total current assets....................................     98,644,466     103,322,877

PROPERTY AND EQUIPMENT--Net of accumulated depreciation.....     16,110,069      16,230,591
OTHER ASSETS................................................      2,718,728      2,713,059
                                                              -------------   ------------
    TOTAL ASSETS............................................  $ 117,473,263   $ 122,266,527
                                                              =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   4,709,580   $  4,281,053
  Deferred revenue..........................................      2,627,045      2,684,026
  Current portion of capital lease obligations..............      2,679,121      2,726,639
                                                              -------------   ------------
    Total current liabilities...............................     10,015,746      9,691,718
                                                              -------------   ------------
NONCURRENT LIABILITIES:
  Capital lease obligations, less current portion...........      2,923,366      3,399,617
                                                              -------------   ------------
    Total liabilities.......................................     12,939,112     13,091,335
                                                              -------------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized and 39,539,351 issued and 37,967,812
    and 37,937,812 outstanding at March 31,
    2001 and December 31, 2000 .............................        395,394        395,394
  Additional paid-in capital................................    220,225,499    223,798,675
  Warrants..................................................      1,008,925      1,008,925
  Deferred compensation.....................................     (7,004,570)   (10,456,432)
  Treasury stock............................................       (981,225)      (999,956)
  Accumulated deficit.......................................   (109,189,745)  (104,581,127)
  Accumulated other comprehensive income....................         79,873          9,713
                                                              -------------   ------------
    Total stockholders' equity             .................    104,534,151    109,175,192
                                                              -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             .....  $ 117,473,263   $ 122,266,527
                                                              =============   ============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended March 31,
                                                       ------------------------------
                                                            2001           2000
                                                       -------------   --------------

REVENUE:
  Services............................................  $  6,270,960   $  2,307,391
  License and set-up fees.............................     1,330,527        411,695
                                                        ------------   ------------
    Total revenue.....................................     7,601,487      2,719,086
                                                        ------------   ------------

OPERATING EXPENSES:
  Cost of services (excluding depreciation of
    $162,285 and $123,000 for the three months
    ended March 31, 2001, and 2000, respectively,
    shown below)......................................     2,218,748        947,516
  Research and development (excluding stock-based
    compensation of $(501,599) and $492,671 for the
    three months ended March 31, 2001 and 2000
    respectively, shown below)........................     1,855,381      1,205,696
  Sales and marketing (excluding stock-based
    compensation of $128,764 and $1,162,014 for the
    three months ended March 31, 2001 and 2000
    respectively, shown below)........................     4,320,000      4,195,193
  General and administrative (excluding stock-based
    compensation of $270,247 and $2,946,503 for the
    three months ended March 31, 2001 and 2000
    respectively, shown below)........................     3,838,556      2,377,697
  Depreciation and amortization.......................     1,486,526        549,421
  Stock-based compensation............................      (102,588)     4,601,188
                                                        ------------   ------------
    Total operating expenses..........................     13,616,623    13,876,711
                                                        ------------   ------------
OPERATING LOSS........................................    (6,015,136)   (11,157,625)
                                                        ------------   ------------
OTHER INCOME (EXPENSE):
  Interest income.....................................     1,432,090        268,273
  Interest expense....................................      (122,927)       (18,620)
  Foreign currency translation........................        97,355            --
                                                        ------------   ------------
Total other income (expense)..........................     1,406,518        249,653
                                                        ------------   ------------
NET LOSS..............................................    (4,608,618)   (10,907,972)
Deemed preferred stock dividends......................        --           (154,000)
                                                        ------------   ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..............    (4,608,618)   (11,061,972)
                                                        ============   ============
Basic net loss per common share.......................  $       (.12)  $       (.70)
                                                        ============   ============
Weighted-average number of shares of common stock
  outstanding.........................................    37,964,145     15,783,191
                                                        ============   ============



                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     For the three months ended March 31,
                                                         -----------------------------
                                                             2001           2000
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $ (4,608,618)  $(10,907,972)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization......................     1,486,526        549,421
    Stock-based compensation...........................      (188,838)     4,601,188
    Stock warrants issued for services.................        86,250
  Changes in operating assets and liabilities:
     Decrease (increase) in account receivable..........      406,133       (988,884)
    (Increase) decrease in prepaid expenses and other
      assets...........................................      (486,600)     1,177,368
    Increase in accounts payable and accrued
      expenses.........................................       428,527        701,349
    (Decrease) increase in deferred revenue............       (56,974)     1,005,062
                                                         ------------   ------------
      Net cash used in operating activities............    (2,933,594)    (3,862,468)
                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................    (1,226,448)    (1,363,908)
  Purchase of investments and marketable securities....   (24,798,982)      --
                                                         ------------   ------------
      Net cash used in investing activities............   (26,025,430)    (1,363,908)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation..................      (523,771)      (182,908)
Proceeds from exercise of warrants and stock options...        --            405,006
                                                         ------------   ------------
Net cash (used) provided by financing activities.......      (523,771)       222,098
                                                         ------------   ------------
Effect of exchange rate changes on cash
and cash equivalents...................................        70,160          --
NET DECREASE IN CASH AND CASH EQUIVALENTS..............   (29,412,635)    (5,004,278)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD..........    58,305,096     22,121,667
                                                         ------------   ------------
CASH AND CASH EQUIVALENTS END OF PERIOD................  $ 28,892,461   $ 17,117,389
                                                         ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest...............................  $    122,927   $    18,620
                                                         ============   ============
  Cash paid for income taxes...........................  $     --       $     --
                                                         ============   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Fixed assets acquired under capital leases.........  $    164,254   $    267,136
                                                         ============   ============
    Warrant issued for common stock to sublessor in
     connection with new lease.........................  $     --       $    740,000
                                                         ============   ============
    Warrant granted for media services.................  $     --       $        101
                                                         ============   ============
    Common stock issued to board member...............   $     86,250   $    --
                                                         ============   ============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

             The consolidated financial statements of which these notes are part have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2000.


2.    RECLASSIFICATIONS

     Certain reclassifications have been made in the March 31, 2000 financial statements to conform to the classifications used in the March 31, 2001 financial statements.


3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.




4.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid
investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2001 and December 31, 2000 the Company had cash and cash equivalents of $28.9 million and $58.3 million, respectively.



5.  MARKETABLE SECURITIES

     Marketable securities consist of corporate notes and bonds with a maturity date greater than three months when purchased. Management has classified ScreamingMedia's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. At March 31, 2001, the Company had marketable securities of approximately $64.6 million.

    Marketable securities investments as of March 31, 2001 consist of the following:




                                                      UNREALIZED
                                                        HOLDING        FAIR
                                           COST          GAINS         VALUE
                                        -----------   -----------   -----------

Corporate Notes and Bonds.............  $64,444,897   $ 174,063     $64,618,960
                                        ===========   ===========   ===========





                                                                      FAIR
                                                        COST          VALUE
                                                     -----------   -----------

Due within one year................................  $29,662,649   $29,721,760
Due after one year through five years..............   34,782,248    34,897,200
                                                     -----------   -----------
Total marketable securities........................  $64,444,897   $64,618,960
                                                     ===========   ===========

    Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of March 31, 2001. The Company does not hold these securities for speculative or trading purposes. The Company did not have marketable securities as of March 31, 2000.



6.   NET LOSS PER COMMON SHARE

     Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.



7.  STOCKHOLDER EQUITY

    TREASURY STOCK--During the first quarter of 2001, the Company issued 30,000 shares of common stock from shares held in treasury stock to a board member and recorded compensation expense of $86,250 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of issuance.



8. STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, the Company has reversed previously recognized deferred stock based compensation expense of approximately $3,622,500 for the three months ended March 31, 2001. This reversal relates to previously recognized but unearned stock based compensation expense of forfeited, unvested stock options granted to terminated employees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information contained in our Annual Report on form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001. This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein and in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report.

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

STOCK-BASED COMPENSATION

    We recorded a charge for the amortization of deferred stock-based compensation of approximately $(103,000) and $4,601,188 million for the three months ended March 31, 2001 and 2000, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant.
This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                               2001          2000
                                                             --------      --------

Revenue:
  Services ................................................     82%            85%
  License and set-up fees .................................     18             15
                                                               ----           ----
    Total revenue .........................................    100%           100%
                                                               ====           ====
Operating expenses:
  Cost of services (excluding depreciation of 2%
    and 11% for the three months ended March 31, 2001
   and 2000 respectively shown below) .....................      29%            35%
  Research and development (excluding stock-based
    compensation of (6%) and 18% for the three months ended
    March 31, 2001 and 2000 respectively,
    shown below) ..........................................      25             44
  Sales and marketing (excluding stock-based
    compensation of 2% and 43% for the three months
    ended March 31, 2001 and 2000,
    respectively, shown below) ............................      57            155
  General and administrative (excluding stock-based
    compensation of 3% and 108% for the three months
    ended March 31, 2001 and 2000,
    respectively, shown below) ............................      50             87
  Depreciation and amortization ...........................      20             20
  Stock-based compensation ................................      (1)           169
                                                               ----           ----
    Total operating expenses ..............................     180            510
                                                               ----           ----
Operating loss ............................................     (80)          (410)
Other income, net .........................................      19              9
                                                               ----           ----
    Net loss ..............................................    (61)%          (401)%
                                                               ====           ====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


    REVENUE. Total revenue increased to $7.6 million for the three months ended March 31, 2001, from $2.7 million for the three months ended March 31, 2000. This increase was due to an overall increase in our annual contract value and an increase in customers to 1,085 at March 31, 2001 from 780 at March 31, 2000.

    Services revenue totaled $6.3 million for the three months ended March 31, 2001, an increase of $4.0 million or 172% over services revenues of $2.3 million for the three months ended March 31, 2000. This increase was attributable to the increase in our customer base, new content services offerings and follow-on orders from existing customers.

    License and set-up fee revenue totaled $1.3 million for the three months ended March 31, 2001, an increase of $919,000 or 223% over license and set-up fee revenue of $412,000 for the three months ended March 31, 2000. This was due to an increase in the number of customers and the average size of license and set-up fees.

    COST OF SERVICES. Cost of services increased to $2.2 million for the three months ended March 31, 2001, from $948,000 for the three months ended March 31, 2000. This increase in absolute dollars was due to an increase in services revenue resulting in higher content royalty fees paid to content providers and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments. As a percentage of revenue, cost of services decreased to approximately 29% for the three months ended March 31, 2001 from approximately 35% for the three months ended March 31, 2000. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.


    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.9 million for the three months ended March 31, 2001, from $1.2 million for the three months ended March 31, 2000. The absolute dollar increase was due to direct personnel costs and further development of our SiteWare software suite, Content Engine, hosting platform and other products. As a percentage of revenue, research and development expenses decreased to approximately 25% for the three months ended March 31, 2001 from approximately 44% for the three months ended March 31, 2000. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures.

    SALES AND MARKETING. Sales and marketing expenses increased to $4.3 million for the three months ended March 31, 2001, from $4.2 million for the three months ended March 31, 2000. As a percentage of revenue, sales and marketing expenses decreased to approximately 57% for the three months ended March 31, 2001 from approximately 155% for the three months ended March 31, 2000. The decrease in sales and marketing as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.8 million for the three months ended March 31, 2001, from $2.4 million for the three months ended March 31, 2000. As a percentage of revenue, general and administrative expenses decreased to approximately 50% for the three months ended March 31, 2001 from approximately 87% for the three months ended March 31, 2000. The increase in absolute dollars resulted from an increase in personnel, certain facilities costs, accounting and legal fees, bad debt expense and bad debt reserves. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures.

    STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has reversed previously recognized deferred stock based compensation expense of approximately $3,622,500 for the three months ended March 31, 2001. This reversal relates to previously recognized but unearned stock based compensation expense of forfeited, unvested stock options granted to employees.


    OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $1.4 million for the three months ended March 2001 from $250,000 in 2000. The significant increase from 2000 to 2001 was due to interest income earned on higher cash balances, cash equivalents and investments in marketable securities resulting from a private placement in July 2000 and our initial public offering in August 2000.


QUARTERLY OPERATING RESULTS


 The following table sets forth our unaudited quarterly operating results for the years ended December 31, 1999 and 2000 and the three months ended March 31, 2001. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended 2000 filed April 2, 2001 and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                   THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                      JUNE 30  SEPTEMBER 30, DECEMBER 31,  MARCH 31 JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31,
                                       1999       1999           1999        2000      2000        2000        2000       2001
                                     -------  ------------  ------------  --------  --------  ------------- ----------- ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenue:
  Services................           $    324    $    683   $  1,244      $ 2,307   $  4,038    $  5,525     $  6,622     $  6,271
  License and set-up
    fees..................                 69         135        263          412        667       1,059        1,234        1,330
                                     --------    --------   --------      -------   --------    --------     --------     --------
    Total revenue.........                393         818      1,507        2,719      4,705       6,584        7,856        7,601
Operating expenses:
  Cost of services
    (excluding
    depreciation of $0,
    $2, $31, $86, $126,
    $123, $256, $151 and $162
    in the first quarter
    of 1999 through the
    first quarter of
    2001, respectively, as
    shown below)..........                102         301        554          947      1,427       1,985        1,543        2,219
  Research and development
    (excluding stock-based
    compensation of $0,
    $0, $0, $64, $493,
    $657, $439, $431 and $(502) in
    the first quarter of
    1999 through the
    first quarter of
    2001, respectively, as
    shown below)..........                209         244        435        1,206      1,354       1,835        1,960        1,855
  Sales and marketing
    (excludes stock-based
    compensation of $0,
    $12, $700, $1,110,
    $1,162, $1,374, $1,171,
    $812 and $129 in the first
    quarter of 1999
    through the first
    quarter of 2001,
    respectively, as shown
    below)................                470       1,483      1,986        4,195      4,528       6,156        5,884        4,320
  General and
    administrative
    (excludes stock-based
    compensation of $0,
    $122, $987, 3,067,
    $2,946, $3,219,
    $2,499, $2,372 and $270 in
    the first quarter of
    1999 through the
    first quarter of
    2001, respectively, as
    shown below)..........                491         876      2,272        2,378      2,176       2,199        4,071        3,839
Depreciation and
  amortization............                 35         125        279          549        732         936        1,417        1,487
  Stock-based
    compensation..........                134       1,687      4,241        4,602      5,249       4,109        3,616         (103)
                                     --------    --------   --------      -------   --------    --------     --------     --------
    Total operating
      expenses............              1,441       4,716      9,768       13,877     15,466      17,220       18,491       13,617
                                     --------    --------   --------      -------   --------    --------     --------     --------

                                                                        THREE MONTHS ENDED
                                 -------------------------------------------------------------------------------------------------
                                  JUNE 30   SEPTEMBER 30, DECEMBER 31,  MARCH 31  JUNE 30,  SEPTEMBER 30, DECEMBER 31,   MARCH 31,
                                   1999        1999           1999        2000      2000        2000          2000         2001
                                  -------  ------------  ------------  --------  --------  ------------- -------------  ----------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)


Operating loss.................    (1,048)     (3,898)     (8,261)    (11,158)    (10,761)    (10,636)    (10,635)        (6,016)
                                 --------    --------    --------    --------    --------    --------    --------        -------
Other income ..................        31          24         273         250         113       1,161       1,522          1,407
                                 --------    --------    --------    --------    --------    --------    --------        -------
Net loss ......................    (1,017)     (3,874)     (7,988)    (10,908)    (10,648)     (9,475)     (9,113)        (4,609)
                                 ========    ========    ========    ========    ========    ========    ========        =======

Deemed preferred stock
  dividends ...................       --          --          (102)       (154)       (155)    (50,215)       --            --
                                  --------    --------    --------    --------    --------    --------    --------       -------
Loss attributable to
  common stockholders .........   $ (1,017)   $ (3,874)   $ (8,090)   $(11,062)   $(10,803)   $(59,690)     (9,113)       (4,609)
                                  ========    ========    ========    ========    ========    ========    ========       =======
Basic net loss per common
  share .......................      (0.08)      (0.31)      (0.65)      (0.88)      (0.85)      (2.16)       (.24)         (.12)
                                  ========    ========    ========    ========    ========    ========    ========       =======
Weighted-average number of
  shares used in
  computation of basic and
  diluted net loss per
  share .......................     12,302      12,474      12,476      12,526      12,773      27,594      37,932        37,964
                                  ========    ========    ========    ========    ========    ========    ========       =======
PRO-FORMA BASIC NET LOSS
  PER COMMON SHARE
Loss attributable to
  common stockholders .........     (1,017)     (3,874)     (8,090)    (11,062)    (10,803)    (59,690)     (9,112)       (4,609)
Add amortization of
  deferred stock
  compensation ................        134       1,687       4,241       4,601       5,249       4,109       3,616          (103)
Add deemed preferred stock
  dividends ...................        --          --           102         154         155      50,215        --           --
                                  --------    --------    --------    --------    --------    --------    --------       -------
Net loss in computing pro
  forma basic net loss per
  common share ................       (883)     (2,187)     (3,747)     (6,307)     (5,399)     (5,366)     (5,496)       (4,712)
                                  ========    ========    ========    ========    ========    ========    ========       =======
Shares used in computation
  of basic net loss per
  common share ................     12,302      12,474      12,476      12,526      12,773      27,594      37,932        37,964
Add pro forma adjustment
  to reflect weighted
  average effect of the
  assumed conversion of
  convertible preferred
  stock .......................      4,046       4,121      10,877      11,349      11,349       6,958        --            --
                                  ========    ========    ========    ========    ========    ========    ========       =======
Shares used in computing
  pro forma basic net loss
  per common share ............     16,348      16,595      23,353      23,875      24,122      34,552      37,932        37,964
                                  ========    ========    ========    ========    ========    ========    ========       =======
Pro forma basic net loss
  per common share.............   $  (0.05)   $  (0.13)   $  (0.16)   $  (0.26)   $  (0.22)   $  (0.16)   $  (0.14)      $ (0.12)
                                  ========    ========    ========    ========    ========    ========    ========       =======


    *Certain reclassifications have been made to the 1999 and 2000 financial statements to conform with the 2001 presentation

NET LOSS PER SHARE

     Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

Pro forma basic net loss excludes the amortization of deferred stock compensation and deemed preferred stock dividends of, $134, $1,687, $4,343, $4,756, $5,404, $54,324, $3,616 and $(103) for the three months ending June 30,
1999 through March 31, 2001 (in thousands), respectively.

    Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of March 31, 2001 we had cash and cash equivalents and marketable securities of approximately $93.5 million.

    As of March 31, 2001, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. We entered into capital lease arrangements for computer, network and telephony equipment. Additionally, we entered into other capital leases for the design and implementation of our new financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

    We operate from leased premises in New York, San Francisco, Miami and London. Our current aggregate annual rental obligations under these leases are approximately $1.5 million for the year ended December 31, 2001. Our capital expenditures were $1.2 million and $1.4 million, for the three months ended March 31, 2001 and 2000, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

    For the three months ended March 31, 2001 and 2000, respectively, net cash used in operating activities was approximately $2.9 million and $3.9 million, respectively. The net cash used in operating activities for the three months ended March 31, 2001 resulted primarily from net losses of $4.6 million offset by $1.4 million in non-cash charges, an increase in accounts payable and accrued expenses and deferred revenue. The net cash used in operating activities for the three months ended March 31, 2000 resulted primarily from net losses of $10.9 million, offset by non-cash charges of $5.2 million, a $1.0 million increase in deferred revenue and an increase in trade accounts receivable of $1.0 million.

    For the three months ended March 31, 2001 and 2000, net cash used in investing activities was $26.0 million and $1.4 million, respectively. The net cash used in investing activities for the three months ended March 31, 2001 was for the purchase of marketable securities and equipment, $24.8 million and $1.2, respectively. The net cash used in investing activities for the three months ended March 31, 2000 was for the purchase of equipment.

    For the three months ended March 31, 2001 and 2000 net cash used and provided by financing activities was $524,000 and $222,000, respectively. Net cash used by financing activities for the three months ended March 31, 2001, was for repayments of our capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2000 were from capital lease repayments of $183,000, offset by proceeds from the sale of stock whose net proceeds were $405,000.

    We believe that our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next eighteen months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. Management is extremely focused on monitoring costs and has implemented company wide cost-saving incentive programs. In addition, if we undertake significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

        RECENT ACCOUNTING PRONOUNCEMENTS-- In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.



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

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We expect to incur operating losses and experience negative cash flow for the foreseeable future. We have incurred significant losses since we began our current line of business in 1997. As of March 31, 2001, we had an accumulated deficit of $109.2 million. We incurred net losses of $4.6 million and $10.9 million for the three months ended March 31, 2001 and 2000 respectively, not including deemed preferred stock dividends relating to the sale and conversion of preferred stock. We expect to incur additional losses as we incur additional costs and expenses related to:

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

    While our strategy is to attract large and mid-sized customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of March 31, 2001 was $1.2 million. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience commercial difficulties or is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

    During the first quarter of 2001 we added 101 new customers and provided additional services to 53 of our existing customers. However, we also lost 331 customers during this same period. Many of the customers we lost during this period were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a significant number of our customers continue to comprise smaller Internet companies similar to those that we lost in the first quarter of 2001. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

    Our executive officers and directors, in the aggregate, beneficially own approximately 46.79% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. The primary objective of our investment Interest Rate Sensitivity. We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

    Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of March 31, 2001 the effect of foreign exchange rate fluctuations was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     From the date of receipt of funds from our initial public offering through March 31, 2001, the net proceeds of the offering have been used to support our domestic sales and marketing activities, the expansion of our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies, although we have no present commitments or agreements with respect to any material acquisition or investment. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the First quarter of fiscal year ended December 31, 2001.

ITEM 5. OTHER INFORMATION

Michael H. Jordan was elected as director on January 11, 2001 to fill the vacancy created by the resignation of Kenneth B. Lerer, whose resignation was accepted on January 11, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Reports on Form 8-K: no reports on form 8K were filed by the Registrant during the first quarter of the fiscal year ending December 31, 2001.

    (b) Exhibits

         None.

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

                                          SCREAMINGMEDIA INC.
                                            (Registrant)




                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----


                /s/ ALAN S. ELLMAN                     President, Chief Operating    May 15, 2001
---------------------------------------------------       Officer and Director
                  Alan S. Ellman

                /s/ KEVIN C. CLARK                    Chief Executive Officer and    May 15, 2001
---------------------------------------------------             Director
                  Kevin C. Clark

               /s/ DAVID M. OBSTLER                     Chief Financial Officer      May 15, 2001
---------------------------------------------------
                 David M. Obstler