Form 10-Q
period 2001-06-30
SCREAMING MEDIA COM INC
filed 2001-08-14
CIK 1106917

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

      Yes |X| No |_|

As of July 9, 2001 there were 38,287,510 shares of the Registrant's common stock outstanding.

                               SCREAMINGMEDIA INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2001
          (unaudited) and December 31, 2000...........................        3

          Consolidated Statements of Operations - Three and six
          months ended June 30, 2001 (unaudited) and 2000
          (unaudited).................................................        4

          Consolidated Statements of Cash Flows -- Six months ended
          June 30, 2001 (unaudited) and 2000 (unaudited)..............        5

          Notes to Consolidated Financial Statements..................        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................       25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       25

Item 2.   Changes in Securities and Use of Proceeds...................       25

Item 3.   Defaults upon Senior Securities.............................       25

Item 4.   Submission of Matters to a Vote of Security Holders.........       25

Item 5.   Other Information...........................................       26

Item 6.   Exhibits and Reports on Form 8-K............................       26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SCREAMINGMEDIA INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,           DECEMBER 31,
                                                                             2001                 2000
                                                                         -------------       -------------
                                                                          (Unaudited)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................      $  27,284,631       $  58,305,096
  Marketable securities ..........................................         60,888,601          39,819,978
  Accounts receivable, net of allowance for doubtful
    accounts of $1,163,000 and $1,150,000 as of June 30,
    2001 and December 31, 2000, respectively .....................          2,268,064           3,968,123
  Prepaid expenses and other current assets ......................          1,934,629           1,229,680
                                                                        -------------       -------------
    Total current assets .........................................         92,375,925         103,322,877

PROPERTY AND EQUIPMENT--Net of accumulated depreciation ..........         15,610,306          16,230,591
OTHER ASSETS .....................................................          3,225,455           2,713,059
                                                                        -------------       -------------
    TOTAL ASSETS .................................................      $ 111,211,686       $ 122,266,527
                                                                        =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ..........................      $   3,658,720       $   4,281,053
  Deferred revenue ...............................................          2,242,469           2,684,026
  Current portion of capital lease obligations ...................          2,050,605           2,726,639
                                                                        -------------       -------------
    Total current liabilities ....................................          7,951,794           9,691,718
                                                                        -------------       -------------
NONCURRENT LIABILITIES:
  Capital lease obligations, less current portion ................          2,939,070           3,399,617
                                                                        -------------       -------------
    Total liabilities ............................................         10,890,864          13,091,335
                                                                        -------------       -------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized and 39,783,226 and 39,539,351 issued and 38,211,687 and 37,937,812 outstanding at June 30,
    2001 and December 31, 2000 ...................................            397,833             395,394
  Additional paid-in capital .....................................        219,599,605         223,798,675
  Warrants .......................................................          1,008,925           1,008,925
  Deferred compensation ..........................................         (4,954,213)        (10,456,432)
  Treasury stock .................................................           (981,225)           (999,956)
  Accumulated deficit ............................................       (114,979,776)       (104,581,127)
  Accumulated other comprehensive income .........................            229,673               9,713
                                                                        -------------       -------------
    Total stockholders' equity ...................................        100,320,822         109,175,192
                                                                        -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................      $ 111,211,686       $ 122,266,527
                                                                        =============       =============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three months ended June 30,       Six months ended June 30,
                                                                     ----------------------------    ----------------------------

                                                                         2001            2000            2001            2000
                                                                     ------------    ------------    ------------    ------------
REVENUE:
  Services .......................................................   $  5,509,651    $  4,038,050    $ 11,780,611    $  6,345,441
  License and set-up fees ........................................      1,190,995         667,029       2,521,522       1,078,724
                                                                     ------------    ------------    ------------    ------------
    Total revenue ................................................      6,700,646       4,705,079      14,302,133       7,424,165
                                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of services (excluding depreciation of
    $258,662, $126,212, $420,947 and $249,212 for the three months ended June 30, 2001, and 2000 and the six months
    ended June 30, 2001 and 2000, respectively,
    shown below) .................................................      1,887,164       1,427,019       4,105,912       2,374,535
  Research and development (excluding stock-based
    compensation of $229,018, $657,365, $(272,581) and $1,150,036
    for the three months ended June 30, 2001 and 2000 and the
    six months ended June 30, 2001 and 2000,
    respectively, shown below) ...................................      1,955,065       1,354,225       3,810,446       2,559,921
  Sales and marketing (excluding stock-based
    compensation of $429,959, $1,374,214, $558,723,
    and $2,536,228 for the three months ended
    June 30, 2001 and 2000 and the six months ended
    June 30, 2001 and 2000,
    respectively, shown below) ...................................      3,670,449       4,527,218       7,990,449       8,722,411
  General and administrative (excluding stock-based
    compensation of $406,952, $3,217,894, $677,199 and
    $6,164,397 for the three months ended June 30, 2001
    and 2000 and the six months ended June 30, 2001 and 2000
    respectively, shown below) ...................................      3,474,028       2,176,336       7,312,584       4,554,033
  Depreciation and amortization ..................................      1,475,657         731,503       2,962,183       1,280,924
  Stock-based compensation .......................................      1,065,929       5,249,473         963,341       9,850,661
                                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................................     13,528,292      15,465,774      27,144,915      29,342,485
                                                                     ------------    ------------    ------------    ------------
OPERATING LOSS ...................................................     (6,827,646)    (10,760,695)    (12,842,782)    (21,918,320)
                                                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income ................................................      1,139,077         170,521       2,571,167         438,794
  Interest expense ...............................................       (107,090)        (58,403)       (230,017)        (77,023)
  Foreign currency translation ...................................          5,628              --         102,983              --
                                                                     ------------    ------------    ------------    ------------
Total other income (expense) .....................................      1,037,615         112,118       2,444,133         361,771
                                                                     ------------    ------------    ------------    ------------

NET LOSS .........................................................     (5,790,031)    (10,648,577)    (10,398,649)    (21,556,549)
Deemed preferred stock dividends .................................             --        (155,000)             --        (309,000)
                                                                     ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .........................     (5,790,031)    (10,803,577)    (10,398,649)    (21,865,549)
                                                                     ============    ============    ============    ============
Basic net loss per common share ..................................   $       (.15)   $       (.85)   $       (.27)   $      (1.73)
                                                                     ============    ============    ============    ============
Weighted-average number of shares of common stock
  outstanding ....................................................     38,096,795      12,772,869      38,030,442      12,648,383
                                                                     ============    ============    ============    ============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the six months ended June 30,
                                                            --------------------------------
                                                                 2001               2000
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................      $(10,398,649)      $(21,556,549)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .....................         2,962,183          1,280,924
    Stock-based compensation ..........................           877,091          9,850,661
    Stock/warrants issued for services ................            86,250
  Changes in operating assets and liabilities:
     Decrease (increase) in account receivable ........         1,700,059         (1,257,890)
    (Increase) in prepaid expenses and other
      assets ..........................................        (1,355,579)        (1,010,930)
    (Decrease) increase in accounts payable and accrued
      expenses ........................................          (622,333)         3,577,432
    (Decrease) increase in deferred revenue ...........          (441,557)         1,355,449
                                                             ------------       ------------
      Net cash used in operating activities ...........        (7,192,535)        (7,760,903)
                                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................        (1,885,046)        (3,543,228)
  Purchase of investments and marketable securities ...       (20,912,899)                --
                                                             ------------       ------------
      Net cash used in investing activities ...........       (22,797,945)        (3,543,228)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation .................        (1,455,195)          (531,363)
Payments for the purchase of treasury stock ...........                --         (1,000,000)
Proceeds from exercise of warrants, stock options
  and stock purchases..................................           360,974            405,006
                                                             ------------       ------------
Net cash used by financing activities .................        (1,094,221)        (1,126,357)
                                                             ------------       ------------
Effect of exchange rate changes on cash
and cash equivalents ..................................            64,236                 --
NET DECREASE IN CASH AND CASH EQUIVALENTS .............       (31,020,465)       (12,430,488)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .........        58,305,096         22,121,667
                                                             ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ...............      $ 27,284,631       $  9,691,179
                                                             ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................      $    230,017       $     77,023
                                                             ============       ============
  Cash paid for income taxes ..........................      $         --       $         --
                                                             ============       ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Fixed assets acquired under capital leases ........      $    318,614       $  4,401,866
                                                             ============       ============
    Warrant issued for common stock to sublessor in
     connection with new lease ........................      $         --       $    740,000
                                                             ============       ============
    Common stock issued to board member ...............      $     86,250       $         --
                                                             ============       ============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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

2.    RECLASSIFICATIONS

      Certain reclassifications have been made in the June 30, 2000 financial statements to conform to the classifications used in the June 30, 2001 financial statements.

3.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not and has not had a material effect on the Company's financial statements.

      In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

4.    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2001 and December 31, 2000 the Company had cash and cash equivalents of $27.3 million and $58.3 million, respectively.

5.    MARKETABLE SECURITIES

      Marketable securities consist of corporate notes and bonds with a maturity date greater than three months when purchased. Management has classified ScreamingMedia's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. At June 30, 2001, the Company had marketable securities of approximately $60.9 million.

      Marketable securities investments as of June 30, 2001 consist of the following:

                                                      UNREALIZED
                                                        HOLDING        FAIR
                                           COST          GAINS         VALUE
                                        -----------   -----------   -----------
Corporate Notes and Bonds.............  $60,702,693   $ 185,908     $60,888,601
                                        ===========   ===========   ===========

                                                                      FAIR
                                                        COST          VALUE
                                                     -----------   -----------
Due within one year................................  $24,929,761   $25,105,614
Due after one year through five years..............   35,772,932    35,782,987
                                                     -----------   -----------
Total marketable securities........................  $60,702,693   $60,888,601
                                                     ===========   ===========

      Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of June 30, 2001. The Company does not hold these securities for speculative or trading purposes. The Company did not have marketable securities as of June 30, 2000.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

      The Company reports other comprehensive income (loss) in accordance with SFAS No. 130, which requires the disclosure of comprehensive income (loss). SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $5.6 million, $10.6 million, $10.2 million and $21.6 million for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively.

7.    NET LOSS PER COMMON SHARE

      Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

8.    STOCKHOLDERS' EQUITY

      TREASURY STOCK--During the first quarter of 2001, the Company issued 30,000 shares of common stock from shares held in treasury stock to a board member and recorded compensation expense of $86,250 in connection with such grants. Such compensation expense equaled the fair market value of the stock at the time of issuance.

9.    STOCK BASED COMPENSATION

      In connection with the grant of stock options to employees, the Company has recognized deferred stock based compensation expense of approximately $1,065,929 for the three months ended June 30, 2001.

10.   SUBSEQUENT EVENT

      On July 23, 2001, the Company announced that it had signed an agreement to acquire all of the outstanding shares of Stockpoint, Inc. for $21.6 million in cash, stock, warrants and assumed debt. Consummation of the purchase is subject to shareholder approval. The acquisition is expected to significantly strengthen the Company's offerings to the financial services industry, a key client sector.

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

REVENUE

Our revenue is composed of services revenue and license and set-up fees. We derive our services revenue primarily from hosting and distributing digital content directly to our customers' Web sites. Our contracts typically have an initial term of one year. We charge our customers recurring monthly content, delivery and processing fees. In certain cases we require prepayment ranging from one to twelve months. In addition, we charge certain of our customers an upfront maintenance fee. We recognize revenue for the contracted services fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue. We report our revenue net of allowances and rebates.

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

            (b) Content, delivery and processing fees are charged, primarily, based on the amount of data delivered through our digital content network.

            (c) Hosting services are offered for both content and software applications.

            (d) We provide our customers technical product support under maintenance agreements.

      (2)   License and set-up fees:

            (a) Licensing revenue consists of fees for licenses of our proprietary SiteWare software suite that allows our customers to receive customized content. Licensing fees vary according to the version and functionality of SiteWare selected.

            (b) Set-up fees include charges for building custom filters which enable the customer to receive customized content and integration kits, which enable us to integrate Siteware into third party applications of major content management and personalization software vendors.

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

      SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of salaries of related personnel, sales commissions, customer support, marketing collateral, promotional and public relations expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions including accounting, finance, human resources, legal and other administrative functions, as well as provisions for doubtful accounts and bad debt expense.

STOCK-BASED COMPENSATION

      We recorded a charge for the amortization of deferred stock-based compensation of approximately $1.1 and $5.2 million for the three months ended June 30, 2001 and 2000, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

SUBSEQUENT EVENT

On July 23, 2001, we announced that we signed an agreement to acquire all of the outstanding shares of Stockpoint, Inc. for $21.6 million in cash, stock, warrants and assumed debt. Consummation of the purchase is subject to shareholder approval. The acquisition is expected to significantly strengthen the Company's offerings to the financial services industry, a key client sector.

RESULTS OF OPERATIONS

      The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                                   For the Three            For the Six
                                                                    Months Ended            Months Ended
                                                                      June 30,                 June 30,
                                                                ---------------------   ----------------------
                                                                   2001        2000        2001        2000
                                                                ----------  ---------   ----------  ----------
Revenue:
  Services ..................................................        82%         86%         82%         85%
  License and set-up fees ...................................        18          14          18%         15%
                                                                   ----        ----        ----        ----

    Total revenue ...........................................       100%        100%        100%        100%
                                                                   ====        ====        ====        ====
Operating expenses:
  Cost of services (excluding depreciation of 4%, 3%, 3%
  and 3% for the three months ended June 30, 2001
   and 2000, and the six months ended June 30, 2001 and 2000         28%         30%         29%         32%
  Research and development (excluding stock-based
    compensation of 3%, 14%, (2)% and 15% for the three
    months ended June 30, 2001 and 2000 and the six months
    ended June 30, 2001 and 2000 respectively,
    shown below) ............................................        29          29          27          34
  Sales and marketing (excluding stock-based
    compensation of 6%, 29%, 4% and 34% for the three months
    ended June 30, 2001 and 2000 and the six months ended
    June 30, 2001 and 2000, respectively shown below) .......        55          96          56         117
  General and administrative (excluding stock-based
    compensation of 6%, 68%, 5% and 83% for the three months
    ended June 30, 2001 and 2000 and the six months ended
    June 30, 2001 and 2000, respectively, shown below) ......        52          46          51          61
  Depreciation and amortization .............................        22          16          21          17
  Stock-based compensation ..................................        16         112           7         133
                                                                   ----        ----        ----        ----

    Total operating expenses ................................       202         329         191         394
                                                                   ----        ----        ----        ----

Operating loss ..............................................      (102)       (229)        (91)       (294)
Other income, net ...........................................        15           2          17           5
                                                                   ----        ----        ----        ----
    Net loss ................................................       (87)%      (227)%       (74)%      (289)%
                                                                   ====        ====        ====        ====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      REVENUE. Total revenue increased to $6.7 million for the three months ended June 30, 2001, from $4.7 million for the three months ended June 30, 2000. This growth was due to an overall increase in the value of our contracted deals.

      Services revenue totaled $5.5 million for the three months ended June 30, 2001, an increase of $1.5 million or 36% over services revenues of $4.0 million for the three months ended June 30, 2000. This was attributable to expanded content services offerings, an increase in the average size of content purchases per new customer, and follow-on orders from existing customers.

      License and set-up fee revenue totaled $1.2 million for the three months ended June 30, 2001, an increase of $524,000 or 79% over license and set-up fee revenue of $667,000 for the three months ended June 30, 2000. This was due to expanded product offerings and an increase in the average size of license and set-up fees. In addition we have been focusing our sales force towards acquiring enterprise level customers that typically require larger contracts than we have sold historically.

      COST OF SERVICES. Cost of services increased to $1.9 million for the three months ended June 30, 2001, from $1.4 million for the three months ended June 30, 2000. This increase in absolute dollars was due to an increase in services revenue resulting in higher overall content royalties paid to providers and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments. As a percentage of revenue, cost of services was approximately 28% for the three months ended June 30, 2001 and 30% for the three months ended June, 30 2000. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.0 million for the three months ended June 30, 2001, from $1.4 million for the three months ended June 30, 2000. The absolute dollar increase was due to direct personnel costs and further development of our SiteWare software suite, Content Engine, hosting platform and other products. As a percentage of revenue, research and development expenses remained at approximately 29% for the three months ended June 30, 2001 and 2000. Research and development did not fluctuate as a percentage of revenue primarily because revenue growth increased at a comparable rate as research and development expenditures.

      SALES AND MARKETING. Sales and marketing expenses decreased to $3.7 million for the three months ended June 30, 2001, from $4.5 million for the three months ended June 30, 2000. This decrease is attributable to a reduction in trade shows, advertising and other marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to approximately 55% for the three months ended June 30, 2001 from approximately 96% for the three months ended June 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.5 million for the three months ended June 30, 2001, from $2.2 million for the three months ended June 30, 2000. This is primarily due to an increase in facilities, insurance and bad debt expense. As a percentage of revenue, general and administrative expenses increased to approximately 52% for the three months ended June 30, 2001 from approximately 46% for the three months ended June 30, 2000. We anticipate bad debt expense will decrease as we migrate to a more enterprise type customer base.

STOCK-BASED COMPENSATION. We recognized stock-based compensation expense of $1.1 million and $5.2 million for the three months ended June 30, 2001 and 2000, respectively. As a percentage of revenue, stock based compensation decreased to approximately 16% for the three months ended June 30, 2001 from approximately 112% for the three months ended June 30, 2000.

      OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $1.0 million for the three months ended June 30, 2001 from $112,000 for the three months ended June 30, 2000. The significant increase from 2000 to 2001 was due to interest income earned on higher cash balances, cash equivalents and investments in marketable securities resulting from a private placement in July 2000 and our initial public offering in August 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE. Total revenue increased to $14.3 million for the six months ended June 30, 2001, from $7.4 million for the six months ended June 30, 2000. This growth was due to an overall increase in the value of contracted deals.

Services revenue totaled $11.8 million for the six months ended June 30, 2001, an increase of $5.5 million or 86% over license and set-up fee revenue of $6.3 million for the six months ended June 30, 2000. This was attributable to expanded content service offerings, an increase in the average size of content purchases per new customer and follow-on orders from existing customers.

License and set-up fee revenue totaled $2.5 million for the six months ended June 30, 2001, an increase of $1.4 million or 134% over services revenues of $1.1 million for the six months ended June 30, 2000. This increase was attributable to expanded product offerings and an increase in the average size of license and set-up fees.

      COST OF SERVICES. Cost of services increased to $4.1 million for the six months ended June 30, 2001, from $2.4 million for the six months ended June 30, 2000. This increase in absolute dollars was due to an increase in services revenue resulting in higher overall content royalties paid to providers and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments. As a percentage of revenue, cost of services decreased to approximately 29% for the six months ended June 30, 2001 from approximately 32% for the six months ended June 30, 2000. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3.8 million for the six months ended June 30, 2001, from $2.6 million for the six months ended June 30, 2000. The absolute dollar increase was due to direct personnel costs and further development of our SiteWare software suite, Content Engine, hosting platform and other products. As a percentage of revenue, research and development expenses decreased to approximately 27% for the six months ended June 30, 2001 from approximately 34% for the six months ended June 30, 2000. As a percentage of total revenue research and development decreased primarily because revenue growth outpaced increases in research and development expenditures.

      SALES AND MARKETING. Sales and marketing expenses decreased to $8.0 million for the six months ended June 30, 2001, from $8.7 million for the six months ended June 30, 2000. This decrease was attributable to a reduction in trade shows, advertising expenses and other marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to approximately 56% for the six months ended June 30, 2001 from approximately 117% for the six months ended June 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $7.3 million for the six months ended June 30, 2001, from $4.6 million for the six months ended June 30, 2000. This was mainly attributable to an increase in facilities, insurance and bad debt expenses. As a percentage of revenue, general and administrative expenses decreased to approximately 51% for the six months ended June 30, 2001 from approximately 61% for the six months ended June 30, 2000. As a percentage of total revenue general and administrative expenses decreased primarily because revenue growth outpaced increases in general and administrative expenditures.

STOCK-BASED COMPENSATION. We recognized stock-based compensation expense of approximately $963,000 and $9.9 million for the six months ended June 30, 2001 and 2000, respectively. As a percentage of revenue, stock based compensation decreased to approximately 7% for the six months ended June 30, 2001 from approximately 133% for the six months ended June 30, 2000.

      OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $2.4 million for the six months ended June 30, 2001 from $362,000 for the six months ended June 30, 2000. The significant increase from 2000 to 2001 was due to interest income earned on higher cash balances, cash equivalents and investments in marketable securities resulting from a private placement in July 2000 and our initial public offering in August 2000.

QUARTERLY OPERATING RESULTS

The following table sets forth our unaudited quarterly operating results for each of our last eight quarters. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended 2000 filed April 2, 2001 and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                       THREE MONTHS ENDED
                            --------------------------------------------------------------------------------------------------------
                            SEPTEMBER 30,  DECEMBER 31,   MARCH 31 ,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  MARCH 31,  JUNE, 30
                                 1999         1999          2000          2000          2000          2000        2001        2001
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
 Services ................     $  683         $1,244       $ 2,307      $ 4,038       $ 5,525     $ 6,622     $  6,271      $ 5,510
 License and set-up
   fees ..................        135            263           412          667         1,059       1,234        1,330        1,191
                               ------         ------       -------      -------       -------     -------     --------      -------
   Total revenue .........        818          1,507         2,719        4,705         6,584       7,856        7,601        6,701
Operating expenses:
 Cost of services
   (excluding
   depreciation of $31,
   $86, $126, $123, $256,
   $151, $162 and $259
   in the third quarter
   of 1999 through the
   second quarter of
   2001, respectively, as
   shown below) ..........        301            554           947        1,427         1,985       1,543        2,219        1,887
 Research and development
   (excluding stock-based
   compensation of $0,
   $64, $493, $657, $439,
   $431, $(502) and $229
   in the third quarter of
   1999 through the second
   quarter  of 2001,
   respectively, as
   shown below) ..........        244            435         1,206        1,354         1,835       1,960        1,855        1,955
 Sales and marketing
   (excludes stock-based
   compensation of $700,
   $1,110, $1,162, $1,374,
   $1,171, $812, $129 and
   $430 in the third
   quarter of 1999
   through the second
   quarter of 2001,
   respectively, as shown
   below) ................      1,483          1,986         4,195        4,528         6,156       5,884        4,320        3,670
 General and
   administrative
   (excludes stock-based
   compensation of $987,
   3,067, $2,946, $3,219,
   $2,499, $2,372, $270
   and $407 in the third
   quarter of 1999 through
   the second quarter of
   2001, respectively, as
   shown below) ..........        876          2,272         2,378        2,176         2,199       4,071        3,839        3,474
Depreciation and
 amortization ............        125            279           549          732           936       1,417        1,487        1,476
 Stock-based
   compensation ..........      1,687          4,241         4,602        5,249         4,109       3,616         (103)       1,066
                               ------         ------       -------      -------       -------     -------     --------      -------
   Total operating
     expenses ............      4,716          9,767        13,877       15,466        17,220      18,491       13,617       13,528
                               ------         ------       -------      -------       -------     -------     --------      -------

                                                                        THREE MONTHS ENDED
                            --------------------------------------------------------------------------------------------------------
                            SEPTEMBER 30,  DECEMBER 31,    MARCH 31      JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  MARCH 31,  JUNE, 30
                                 1999          1999          2000          2000          2000         2000        2001       2001
                               --------      --------      --------      --------      --------      -------     -------    -------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss ...........       (3,898)       (8,261)      (11,158)      (10,761)      (10,636)     (10,634)     (6,016)    (6,828)
                               --------      --------      --------      --------      --------      -------     -------    -------
Other income .............           24           273           250           113         1,161        1,521       1,407      1,038
                               --------      --------      --------      --------      --------      -------     -------    -------
Net loss .................       (3,874)       (7,988)      (10,908)      (10,648)       (9,475)      (9,113)     (4,609)    (5,790)
                               --------      --------      --------      --------      --------      -------     -------    -------

Deemed preferred stock
  dividends ..............           --          (102)         (154)         (155)      (50,215)          --          --         --
                               --------      --------      --------      --------      --------      -------     -------    -------
Loss attributable to
  common stockholders ....     $ (3,874)     $ (8,090)     $(11,062)     $(10,803)     $(59,690)     $(9,113)    $(4,609)   $(5,790)
                               ========      ========      ========      ========      ========      =======     =======    =======
Basic net loss per common
  share ..................     $  (0.31)     $  (0.65)     $  (0.88)     $  (0.85)     $  (2.16)     $  (.24)    $  (.12)   $  (.15)
                               ========      ========      ========      ========      ========      =======     =======    =======
Weighted-average number of
  shares used in
  computation of basic and
  diluted net loss per
  share ..................       12,474        12,476        12,526        12,773        27,594       37,932      37,964     38,097
                               ========      ========      ========      ========      ========      =======     =======    =======
PRO FORMA BASIC NET LOSS
  PER COMMON SHARE
Loss attributable to
  common stockholders ....     $ (3,874)     $ (8,090)     $(11,062)     $(10,803)     $(59,690)     $(9,112)    $(4,609)   $(5,790)

Add amortization of
  deferred stock
  compensation ...........        1,687         4,241         4,601         5,249         4,109        3,616        (103)     1,066
Add deemed preferred stock
  dividends ..............           --           102           154           155        50,215           --          --         --
                               --------      --------      --------      --------      --------      -------     -------    -------
Net loss in computing pro
  forma basic net loss per
  common share ...........     $ (2,187)     $ (3,747)     $ (6,307)     $ (5,399)     $ (5,366)     $(5,496)    $(4,712)   $(4,724)
                               ========      ========      ========      ========      ========      =======     =======    =======
Shares used in computation
  of basic net loss per
  common share ...........       12,474        12,476        12,526        12,773        27,594       37,932      37,964     38,097
Add pro forma adjustment
  to reflect weighted
  average effect of the
  assumed conversion of
  convertible preferred
  stock ..................        4,121        10,877        11,349        11,349         6,958           --          --         --
                               ========      ========      ========      ========      ========      =======     =======    =======
Shares used in computing
  pro forma basic net loss
  per common share .......       16,595        23,353        23,875        24,122        34,552       37,932      37,964     38,097
                               ========      ========      ========      ========      ========      =======     =======    =======
Pro forma basic net loss
  per common share .......     $  (0.13)     $  (0.16)     $  (0.26)     $  (0.22)     $  (0.16)     $ (0.14)    $ (0.12)   $ (0.12)
                               ========      ========      ========      ========      ========      =======     =======    =======

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

Pro forma basic net loss excludes the amortization of deferred stock compensation and deemed preferred stock dividends of $1,687, $4,343, $4,756, $5,404, $54,324, $3,616, $(103) and $1,066 for the three months ending September 30, 1999 through June 30, 2001 (in thousands), respectively.

      Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of June 30, 2001 we had cash and cash equivalents and marketable securities of approximately $88 million.

      As of June 30, 2001, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. We entered into capital lease arrangements for computer, network and telephony equipment. Additionally, we entered into other capital leases for the design and implementation of our new financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

      We operate from leased premises in New York, San Francisco, Miami and London. Our current aggregate annual rental obligations under these leases are approximately $1.6 million for the year ended December 31, 2001. Our capital expenditures were $2.2 million and $3.5 million, for the six months ended June 30, 2001 and 2000, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

On July 23, 2001, we announced the signing of an agreement to acquire all of the outstanding shares of Stockpoint, Inc. for $21.6 million in cash, stock, warrants and assumed debt. Consummation of the purchase is subject to shareholder approval. The acquisition is expected to significantly strengthen the Company's offerings to the financial services industry, a key client sector.

For the six months ended June 30, 2001 and 2000, respectively, net cash used in operating activities was approximately $7.2 million and $7.8 million, respectively. The net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from net losses of $10.4 million offset by $3.9 million in non-cash charges, a $1.7 million decrease in accounts receivable, a $1.4 million increase in prepaid expenses and other assets and decreases in accounts payables and accrued expenses and deferred revenues of $622,000 and $442,000, respectively. The net cash used in operating activities for the six months ended June 30, 2000 resulted primarily from net losses of $21.6 million, and an increase in trade accounts receivable of $1.3 million, offset by non-cash charges of $11.1 million, of which stock based compensation accounted for $9.9 million, an increase of $3.6 million in accounts payable and accrued expenses, a $1.4 million increase in deferred revenue and an increase in prepaid expenses and other current assets of $1.0 million.

      For the six months ended June 30, 2001 and 2000, net cash used in investing activities was $22.8 million and $3.5 million, respectively. The net cash used in investing activities for the six months ended June 30, 2001 was for the purchase of marketable securities and equipment, $20.9 million and $1.9 million, respectively. The net cash used in investing activities for the six months ended June 30, 2000 was for the purchase of equipment.

      For the six months ended June 30, 2001 and 2000 net cash used in financing activities for each period was $1.1 million, respectively. Net cash used by financing activities for the six months ended June 30, 2001, was for repayments of our capital lease obligations of $1.5 million offset by proceeds from warrants, stock options and stock purchases of approximately $361,000. Net cash used in financing activities for the six months ended June 30, 2000 were for capital lease repayments of $531,000 and payment for the purchase of treasury stock of $1.0 million offset by proceeds from the exercise of a warrants and stock options of $405,000.

      We believe that our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next eighteen months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. Management is extremely focused on monitoring costs. In addition, if we undertake significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

      RECENT ACCOUNTING PRONOUNCEMENTS-- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not and has not had a material impact on the Company's results of operations or financial position during the second quarter of 2001.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

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

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

      We expect to incur operating losses and experience negative cash flow for the foreseeable future. We have incurred significant losses since we began our current line of business in 1997. As of June 30, 2001, we had an accumulated deficit of $64.4 million, excluding deemed preferred stock dividends. We incurred net losses of $5.8 million and $10.6 million for the three months ended June 30, 2001 and 2000 respectively, not including deemed preferred stock dividends relating to the sale and conversion of preferred stock. We expect to incur additional losses as we incur additional costs and expenses related to:

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

      -     the amount and timing of operating costs and capital expenditures;
            and

      -     the performance of our technology.

      These factors, which are largely beyond our control, together with our limited operating history and unproven business model, make it difficult to forecast our future revenues or results of operations accurately. We also have limited meaningful historical financial data upon which to base planned operating expenses. A substantial portion of our operating expenses is related to personnel costs, and overhead, which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, both gross margins and results of operations would be materially adversely affected.

LOSING MAJOR CONTENT PROVIDERS MAY LEAVE US WITH INSUFFICIENT BREADTH OF CONTENT TO RETAIN AND ATTRACT CUSTOMERS.

      We do not generate original content and are therefore highly dependent upon third-party content providers. If we were to lose several of our major content providers and were not able to obtain similar content from other sources our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content from our current or new providers on favorable terms in the future, if at all.

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

IF WE DO NOT CONTINUE TO DEVELOP OUR TECHNOLOGY, OUR SERVICES MAY QUICKLY BECOME OBSOLETE.

      The market for Internet technology products and services is characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. To be successful, we will have to continually improve the performance, features and reliability of our products and services. We cannot assure you that our technological development will advance at the pace necessary to sustain our growth. Additionally, new Internet or telecommunications technologies may require us to alter our technology and products to avoid them becoming obsolete. Improving our current products and developing and introducing new products will require significant research and development.

OUR LIMITED EXPERIENCE SELLING AND MARKETING OUR SERVICES MAY IMPEDE EXPANSION OF OUR BUSINESS.

      We have had relatively little experience marketing our services and may not be able to successfully implement our sales and marketing initiatives. Marketing our services in order to expand our customer base is crucial to the success of our business. The majority of our sales people were hired over the past twelve months. We may be unable to hire, retain, integrate and motivate sales and marketing personnel. New sales and marketing personnel may also require a substantial period of time to become effective. Unsuccessful sales or marketing efforts or a material lengthening of our sales cycle could have material adverse effects on our revenues.

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

      While our strategy is to attract large and mid-sized customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of June 30, 2001 was approximately $1.2 million. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience commercial difficulties or is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

      During the second quarter of 2001 we added 77 new customers and provided additional services to 35 of our existing customers. In addition we have experienced 141 customer renewals. However, we also lost 320 customers during this same period. Many of the customers we lost during this period were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a significant number of our customers continue to comprise smaller Internet companies similar to those that we lost in the first and second quarters of 2001. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

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

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES AS WE OPERATE INTERNATIONALLY AND MAY FACE UNEXPECTED COSTS IN DEVELOPING INTERNATIONAL REVENUES.

      We have invested financial and managerial resources in our operations in international markets. We maintain offices in London, Paris, Munich and in Miami in order to service the European and Latin American markets, respectively. If our revenues from international operations, and particularly from our operations in Europe and Latin America, do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have only limited experience in international operations, and we may not be able to capitalize on our investment in these markets.

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

      Our executive officers and directors, in the aggregate, beneficially own approximately 46.0% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

      Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of June 30, 2001 the effect of foreign exchange rate fluctuations was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      From the date of receipt of funds from our initial public offering through June 30, 2001, the net proceeds of the offering have been used to support our domestic sales and marketing activities, the expansion of our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies. On July 23, 2001, we announced that it we signed an agreement to acquire all of the outstanding shares of Stockpoint, Inc. for $21.6 million in cash, stock and retained debt. Consummation of the purchase is subject to shareholder approval. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 12, 2001 the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of two nominees as class I directors to serve until the 2004 annual meeting of stockholders and until their respective successors are duly elected and qualified and (2) to ratify the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. The two nominees were elected and the auditors were ratified. The results of the voting are set forth below:

                                      Votes            Votes            Votes
Election of Directors                  for             Against        Abstained
---------------------                ----------        -------        ---------
James D. Robinson III                29,680,633        0                10,420
Michael H. Jordan                    29,680,633        0                10,420

Ratification of auditors             29,678,771        9,237            3,045

ITEM 5. OTHER INFORMATION

William P. Kelly, Esq. resigned as a director on April 3, 2001 and no one has been elected to fill his vacancy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      (b) Reports on form 8-K.

            During the three months ended June 30, 2001, the registrant filed the following reports on form 8-K:

On July 24, 2001 the registrant submitted a report on Form 8-K under item 5 thereof to file the press release, merger agreement and voting agreement in connection with our execution of a merger agreement among the registrant SCRM Merger Corp., a wholly-owned subsidiary of the registrant and Stockpoint, Inc. on July 23, 2001.

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


                                              SCREAMINGMEDIA INC.
                                                 (Registrant)

     SIGNATURE                         TITLE                     DATE
     ---------                         -----                     ----

/s/ KEVIN C. CLARK       Chairman of the Board of Directors      August 14, 2001
----------------------   Chief Executive Officer and Director
  Kevin C. Clark

/s/ DAVID M. OBSTLER     Chief Financial Officer and Treasurer   August 14, 2001
----------------------
    David M. Obstler