Form 10-Q
period 2001-09-30
SCREAMING MEDIA COM INC
filed 2001-11-14
CIK 1106917

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

    {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR


     {_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of November 7, 2001 there were 42,112,660 shares of the Registrant's common stock outstanding.

                               SCREAMINGMEDIA INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2001
          (unaudited) and December 31, 2000...........................    3

          Consolidated Statements of Operations - Three and nine
          months ended September 30, 2001 (unaudited) and 2000
          (unaudited).................................................    4

          Consolidated Statements of Cash Flows -- Nine months ended
          September 30, 2001 (unaudited) and 2000 (unaudited).........    5

          Notes to Consolidated Financial Statements..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   27

Item 2.   Changes in Securities and Use of Proceeds...................   27

Item 3.   Defaults upon Senior Securities.............................   27

Item 4.   Submission of Matters to a Vote of Security Holders.........   27

Item 5.   Other Information...........................................   27

Item 6.   Exhibits and Reports on Form 8-K............................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SCREAMINGMEDIA INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        2001                 2000
                                                                    -------------        -------------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................................  $  30,133,351        $  58,305,096
  Marketable securities ..........................................     45,673,161           39,819,978
  Accounts receivable, net of allowance for doubtful
    accounts of $1,063,000 and $1,150,000 as of September 30,
    2001 and December 31, 2000, respectively .....................      5,071,566            3,968,123
  Prepaid expenses and other current assets ......................      2,830,332            1,229,680
                                                                    -------------        -------------
    Total current assets .........................................     83,708,410          103,322,877

PROPERTY AND EQUIPMENT--Net of accumulated depreciation ..........     11,654,974           16,230,591
GOODWILL AND OTHER INTANGIBLE ASSETS..............................     32,564,821                 --
OTHER ASSETS .....................................................      1,228,600            2,713,059
                                                                    -------------        -------------
    TOTAL ASSETS .................................................  $ 129,156,805        $ 122,266,527
                                                                    =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ..........................  $   9,951,649        $   4,281,053
  Accrued restructuring expenses .................................      5,331,645                 --
  Deferred revenue ...............................................     10,207,394            2,684,026
  Current portion of capital lease obligations ...................      2,255,032            2,726,639
  Current portion of long term debt ..............................      5,928,552                 --
                                                                    -------------        -------------
    Total current liabilities ....................................     33,674,272            9,691,718
                                                                    -------------        -------------
NONCURRENT LIABILITIES:
  Capital lease obligations, less current portion ................      2,195,652            3,399,617
  Long term debt, net of current portion .........................         95,598                 --
                                                                    -------------        -------------
    Total liabilities ............................................     35,965,522           13,091,335
                                                                    -------------        -------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized and 43,635,200 and 39,539,351 issued and
    42,063,663 and 37,937,812 outstanding at September 30,
    2001 and December 31, 2000 ...................................        436,352              395,394
  Additional paid-in capital .....................................    226,961,168          223,798,675
  Warrants .......................................................      1,638,388            1,008,925
  Deferred compensation ..........................................     (3,593,307)         (10,456,432)
  Treasury stock .................................................       (981,225)            (999,956)
  Accumulated deficit ............................................   (131,736,815)        (104,581,127)
  Accumulated other comprehensive income .........................        466,722                9,713
                                                                    -------------        -------------
    Total stockholders' equity ...................................     93,191,283          109,175,192
                                                                    -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................  $ 129,156,805        $ 122,266,527
                                                                    =============        =============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three months ended September 30, Nine months ended September 30,
                                                                     ----------------------------    ----------------------------
                                                                        2001            2000            2001            2000
                                                                     ------------    ------------    ------------    ------------
REVENUE:
  Services .......................................................   $  6,278,196    $  5,524,517    $ 18,058,808    $ 11,869,958
  License and set-up fees ........................................        966,421       1,059,303       3,487,943       2,138,027
                                                                     ------------    ------------    ------------    ------------
    Total revenue ................................................      7,244,617       6,583,820      21,546,751      14,007,985
                                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of services (excluding depreciation of
    $155,570, $256,420, $576,517 and $505,632 for the three months ended September 30, 2001, and 2000 and the nine months
    ended September 30, 2001 and 2000, respectively,
    shown below) .................................................      2,238,515       1,984,599       6,344,427       4,359,134
  Research and development (excluding stock-based
    compensation of $161,417, $439,243, $(111,164) and $1,589,279
    for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000,
    respectively, shown below) ...................................      2,150,151       1,834,786       5,960,597       4,394,707
  Sales and marketing (excluding stock-based
    compensation of $(473,193), $1,171,250, $85,530,
    and $3,707,478 for the three months ended
    September 30, 2001 and 2000 and the nine months ended
    September 30, 2001 and 2000, respectively, shown below) ......      3,145,366       6,156,470      11,135,815      14,878,881
  General and administrative (excluding stock-based
    compensation of $484,707, $2,498,431, $1,161,906 and
    $8,662,828 for the three months ended September 30, 2001
    and 2000 and the nine months ended September 30, 2001 and 2000
    respectively, shown below) ...................................      3,127,458       2,199,248      10,440,042       6,753,281
  Depreciation and amortization ..................................      1,140,847         935,847       4,103,030       2,216,771
  Stock-based compensation .......................................        172,931       4,108,924       1,136,272      13,959,585
  Restructuring and asset impairment charge ......................     12,239,202            --        12,239,202            --
                                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................................     24,214,470      17,219,874      51,359,385      46,562,359
                                                                     ------------    ------------    ------------    ------------
OPERATING LOSS ...................................................    (16,969,853)    (10,636,054)    (29,812,634)    (32,554,374)
                                                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income ................................................        899,932       1,285,655       3,471,099       1,724,449
  Interest expense ...............................................       (153,049)       (149,185)       (383,066)       (226,208)
  Foreign currency translation ...................................       (134,083)         24,411         (31,100)         24,411
  Impairment of investments ......................................       (399,987)           --          (399,987)           --
                                                                     ------------    ------------    ------------    ------------
Total other income (expense) .....................................        212,813       1,160,881       2,656,946       1,522,652
                                                                     ------------    ------------    ------------    ------------

NET LOSS .........................................................    (16,757,040)     (9,475,173)    (27,155,688)    (31,031,722)
Deemed preferred stock dividends .................................           --       (50,214,834)           --       (50,214,834)
                                                                     ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .........................    (16,757,040)    (59,690,007)    (27,155,688)    (81,246,556)
                                                                     ============    ============    ============    ============
Basic net loss per common share ..................................   $       (.42)   $      (2.16)   $       (.70)   $      (4.63)
                                                                     ============    ============    ============    ============
Weighted-average number of shares of common stock
  outstanding ....................................................     40,087,000      27,594,000      38,716,000      17,559,000
                                                                     ============    ============    ============    ============

                 See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the nine months ended September 30,
                                                             ------------------------------
                                                                 2001             2000
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   $ (27,155,688)   $ (31,031,722)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ........................       4,103,030        2,216,771
    Stock-based compensation .............................       1,050,022       13,959,585
    Stock warrants issued for services ...................          86,250             --
    Non-cash portion of restructuring charge .............       6,111,276             --
    Impairment of investments ............................         399,987             --
  Changes in operating assets and liabilities:
     Decrease (increase) in account receivable ...........       1,670,469       (2,653,347)
     (Increase) decrease in prepaid expenses and other
      assets .............................................        (329,700)        1,316,102
    (Decrease) increase in accounts payable and accrued
      expenses ...........................................      (1,633,406)       3,732,276
    (Decrease) increase in deferred revenue ..............        (939,561)       1,766,991
     Increase in accrued restructuring expenses ..........       5,331,645             --
                                                             -------------    -------------
      Net cash used in operating activities ..............     (11,305,676)     (10,693,344)
                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for business acquired, net of cash
   received of $675,829 ..................................      (6,406,210)            --
  Payment of severance and other exit costs related to
   Stockpoint acquisition.................................        (712,146)            --
  Purchase of property and equipment .....................      (2,711,696)      (6,032,583)
  Purchase of investments and marketable securities ......      (5,460,410)     (21,610,630)
                                                             -------------    -------------
      Net cash used in investing activities ..............     (15,290,462)     (27,643,213)
                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Series C Preferred Stock,
  net ....................................................            --         46,183,048
Proceeds from the issuance of common stock upon completion
  of IPO .................................................            --         58,000,032
Repayment of capital lease obligations ...................      (2,166,499)      (1,316,619)
Repayment of debt ........................................          (2,219)            --
Payments for the purchase of treasury stock ..............            --         (1,000,000)
Proceeds from exercise of warrants and stock options .....         528,875          405,006
                                                             -------------    -------------
Net cash (used in) provided by financing activities ......      (1,639,843)     102,271,467
                                                             -------------    -------------
Effect of exchange rate changes on cash
and cash equivalents .....................................          64,236          134,932
                                                             -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....     (28,171,745)      64,069,842
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ............      58,305,096       22,121,667
                                                             -------------    -------------
CASH AND CASH EQUIVALENTS END OF PERIOD ..................   $  30,133,351    $  86,191,509
                                                             =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest .................................   $     383,066    $     226,208
                                                             =============    =============
  Cash paid for income taxes .............................   $        --      $        --
                                                             =============    =============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
    Fixed assets acquired under capital leases ...........   $     395,888    $   6,918,301
                                                             =============    =============
    Warrant issued for common stock to sublessor in
     connection with new lease ...........................   $        --      $     740,000
                                                             =============    =============
    Common stock issued to board member ..................   $      86,250    $        --
                                                             =============    =============

Amounts related to business combinations:
    Fair value of assets acquired, net of cash received
     of $675,829 .........................................   $  37,075,844    $        --
            Liability assumed ............................     (13,139,477)            --
                                                             -------------    -------------
            Purchase price, net of cash received of
              $675,829 ...................................      23,936,367             --
            Debt assumed .................................      (5,900,000)            --
            Fair value of equity instruments issued ......      (9,049,623)            --
            Consideration withheld .......................      (1,111,154)            --
            Accrued purchase price .......................        (950,764)            --
            Accrued transaction costs ....................        (518,616)            --
                                                             -------------    -------------
    Payment for business acquired, net of cash received
      of $675,829.........................................       6,406,210             --

See accompanying notes to financial statements.

                               SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

2. RECLASSIFICATIONS

     Certain reclassifications have been made in the September 30, 2000 financial statements to conform to the classifications used in the September 30, 2001 financial statements.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS No. 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, did not and has not had a material effect on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint (see
Note 4). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on our earnings and financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the financial condition or results of the Company.

4. ACQUISITION

       On August 21, 2001, (the "Merger Date") ScreamingMedia Inc. (the "Company"), acquired Stockpoint, Inc. ("Stockpoint") pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary (the "Merger"). The Company has accounted for the combination with Stockpoint as a purchase business combination under SFAS No. 141. Stockpoint is a provider of online financial applications, investment analysis tools and market information. As a result of the acquisition, the Company has significantly strengthened its offerings to the financial services industry, a key client sector. It also expects to reduce costs through economies of scale.

The results of Stockpoint's operations have been included in the Company's statement of operations since the Merger Date.

      The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4.1 million shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of ScreamingMedia's common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at approximately $699,000 using the Black-Scholes Valuation Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a Company stock price of $2.26, and Stockpoint debt of approximately $6.2 million paid off at the Merger Date. As part of the approximate $24.6 million purchase price agreed to and in addition to the aforementioned items, the Company paid approximately $5.9 million in other assumed debt subsequent to the Merger

Date that was directly attributable to this transaction. Pursuant to the merger agreement, the Company withheld ten percent of the consideration agreed to be paid to Stockpoint's equity holders, totaling approximately $1.1 million in cash, common stock and warrants for possible future purchase price adjustments. This holdback amount has not been placed in escrow and such withheld common shares and warrants have not been issued. In addition, the Company incurred approximately $1.4 million in acquisition expenses. The Company funded the acquisition through the use of its cash and cash equivalents.

The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. The following table summarizes management's preliminary estimated fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash                                                               $    675,829
Current assets                                                        3,676,974
Property and equipment                                                1,333,810
Other assets                                                            480,712
Goodwill and other intangible assets                                 31,584,348
                                                                   ------------
         Total assets acquired                                       37,751,673
                                                                   ------------

Current liabilities                                                 (13,139,477)
                                                                   ------------
         Total purchase price                                      $(24,612,196)
                                                                   ------------

The unaudited pro forma information below represents the consolidated results of operations as if the merger with Stockpoint had occurred as of January 1, 2000. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of January 1, 2000, nor is it necessarily indicative of future results.

                                                    Three months ended September 30,   Nine months ended September 30,
                                                    --------------------------------   -------------------------------
                                                          2001          2000                  2001          2000
                                                        (000's)       (000's)               (000's)       (000's)
                                                        --------      --------              --------      --------
Total Revenue ...................................       $  9,703      $ 11,210              $ 34,597      $ 29,225
Loss attributable to common stockholders ........        (17,434)      (61,665)              (27,832)      (85,279)
Basic net loss per common share .................          (0.42)        (1.97)                (0.66)        (4.01)
Weighted-average number of shares of common stock
 outstanding ....................................         41,991        31,320                41,835        21,285


In connection with this acquisition, the Company has recorded preliminary exit costs of $980,473 as of September 30, 2001 to exit certain Stockpoint activities. Of this amount, $712,146 was paid and $268,327 remains unpaid as of September 30, 2001. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

      During the third quarter of 2001 we recorded a $12.2 million restructuring charge. This charge consists of $6.0 million for the shutdown or other rationalization of certain sales facilities, workforce reduction costs of $1.3 million and asset impairment charges of $4.9 million. The Company anticipates the plan will be materially completed at the end of fiscal year 2001.

      Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Six locations, located in both the United States and Europe, were affected by these actions. Facility shutdown charges consisted of $4.8 million of lease cancellation payments and $1.2 million for expense recognition related to the termination of warrants issued to lessors.

      The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. As of September 30, 2001, 52 of the planned employee eliminations were completed. Cash severance payments of $530,141 were made during the quarter ended September 30, 2001. At September 30, 2001 the remaining balance of the unpaid severance was classified in the Consolidated Balance Sheet as part of accrued restructuring expenses. The remaining balance for employee severance related to the 22 positions was $766,878 at September 30, 2001. Cash payments to complete the remaining accelerated integration actions will be funded from operations and are not expected to significantly impact the Company's liquidity.

      The $4.9 million asset impairment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

      The following table summarizes the components of the restructuring charge:

                                                Original                       Balance remaining
                                                  Cost         Utilized      at September 30, 2001
                                                 (000's)        (000's)            (000's)
                                                -------        -------             -------
Facility shutdowns .........................   $ 6,028,201     $1,463,434         $4,564,767
Workforce reductions .......................     1,297,019        530,141            766,878
Asset impairment charges ...................     4,913,982      4,913,982               --
                                               -----------     ----------         ----------
                                               $12,239,202     $6,907,557         $5,331,645
                                               ===========     ==========         ==========


6. PROVISION FOR IMPAIRMENT OF INVESTMENTS

      During the third quarter of 2001 the Company wrote off approximately $400,000 as an impairment charge equal to the difference between the carrying value and the estimated values of certain of our long-term investments accounted for under the cost basis. The impairment charge is related to an other than temporary decline in their carrying value.

7. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2001 and December 30, 2000 the Company had cash and cash equivalents of $30.1 million and $58.3 million, respectively.

8. MARKETABLE SECURITIES

      Marketable securities consist of corporate notes and bonds with a maturity date greater than three months when purchased. Management has classified ScreamingMedia's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. At September 30, 2001, the Company had marketable securities of approximately $45.7 million.

      Marketable securities investments as of September 30, 2001 consist of the following:

                                                      UNREALIZED
                                                        HOLDING        FAIR
                                           COST          GAINS         VALUE
                                        -----------   -----------   -----------
Corporate Notes and Bonds.............  $45,250,204   $   422,957   $45,673,161
                                        ===========   ===========   ===========

                                                                      FAIR
                                                        COST          VALUE
                                                     -----------   -----------
Due within one year................................  $23,559,778   $23,736,601
Due after one year through five years..............   21,690,426    21,936,560
                                                     -----------   -----------
Total marketable securities........................  $45,250,204   $45,673,161
                                                     ===========   ===========

    Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of September 30, 2001. The Company does not hold these securities for speculative or trading purposes.

9. OTHER COMPREHENSIVE INCOME (LOSS)

      The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the disclosure of comprehensive income (loss). SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $16.5 million, $9.6 million, $26.7 million and $30.9 million for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, respectively.

10. NET LOSS PER COMMON SHARE

      Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

11. STOCKHOLDERS' EQUITY

      TREASURY STOCK--During the first quarter of 2001, the Company issued 30,000 shares of common stock from shares held in treasury stock to a board member and recorded compensation expense of $86,250 in connection with such grants. Such compensation expense equaled the fair market value of the stock at the time of issuance.

12. STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, the Company has recognized deferred stock based compensation expense of approximately $173,000 for the three months ended September 30, 2001.

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

THE COMPANY

Screamingmedia provides complete outsourced content solutions for enterprise platforms. Our technology enables the aggregation, integration and distribution of content into websites, intranets, wireless applications, iTV applications and most other platforms. We specialize in turnkey and custom applications for information-intensive industries, such as finance, healthcare, technology, publishing and consumer-focused businesses.

REVENUE

      Our revenue is composed primarily of services revenue and license and set-up fees. We derive our services revenue primarily from distributing digital content directly to our customers' platforms and from hosting and custom software application services. Our contracts typically have an initial term of one to two years. We charge our customers recurring monthly content, delivery, processing and maintenance fees, hosting fees and generally charge a per-view fee if page views exceed the amount stated in the contract. In certain cases we require prepayment ranging from one to twelve months. We recognize revenue for the contracted services fees ratably over the life of the contract. We record billed amounts due from clients in excess of revenue recognized as deferred revenue. We recognize revenue for professional services and special projects as we perform the services. We report our revenue net of allowances and rebates.

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

      Our revenues are comprised of:

      (1) Services revenues:

            (a) Content revenue is derived from distributing targeted licensed content directly to our customers' Web sites, intranets, wireless applications, iTV applications and most other platforms.

            (b) Content, delivery and processing fees are charged, primarily, based on the amount of data delivered through our digital content network.

            (c) Hosting services are offered for both content and custom software applications.

            (d) We provide our customers technical product support under maintenance agreements.

            (e) Professional services for systems integration services such as content integration, parsing, normalization and syndication and other special projects.

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

      COST OF SERVICES

      Cost of services consists of content royalty fees and fees for data feeds and licenses, certain payroll and related expenses, fees paid to network providers for bandwidth, fees for housing our servers in third-party network data centers as well as custom applications and development charges and maintenance of infrastructure, programming and quality assurance. Content royalty fees are calculated monthly, based on the volume of a provider's content used by our customers. Under existing contracts with content providers, we generally pay royalties on content that is used by our customers. In certain cases, the content arrangement is based on fixed fees or subject to a minimum charge. The fees charged under our vending agreements for data feeds and licenses are generally established as an annual amount or are incurred on a per client basis. In some situations our fees are fixed until we and our clients exceed a specified usage volume. Upon exceeding the specified level, we incur additional fees at a variable rate. Payroll and related expenses pertain to the staff associated with the customization and implementation of our SiteWare, filters and adapters, content engineers, certain network operations and professional services staff. Costs associated with custom applications and development charges and maintenance of infrastructure, programming and quality assurance vary with the number of clients and product usage.

      RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salaries and related personnel costs associated with the research, design and development of software applications and services supporting our business. To date, all research and development costs have been expensed as incurred.

      SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of salaries of related personnel, including content management, sales commissions, customer support, professional and training fees and travel expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions including accounting, finance, human resources, legal and other administrative functions, as well as provisions for doubtful accounts and bad debt expense.

      STOCK-BASED COMPENSATION

      We recorded a charge for the amortization of deferred stock-based compensation of approximately $173,000 and $4.1 million for the three months ended September 30, 2001 and 2000, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

RESULTS OF OPERATIONS

      The results of operations for the three and nine months ended September 30, 2001 include the results of operations of Stockpoint from the Merger Date of August 21, 2001.

      The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                                      For the Three     For the Nine
                                                                      Months Ended      Months Ended
                                                                      September 30,     September 30,
                                                                      -------------     -------------
                                                                      2001     2000     2001     2000
                                                                      ----     ----     ----     ----
Revenue:
  Services ........................................................     87%      84%      84%      85%
  License and set-up fees .........................................     13       16       16%      15%
                                                                      ----     ----     ----     ----

    Total revenue .................................................    100%     100%     100%     100%
                                                                      ====     ====     ====     ====
Operating expenses:
  Cost of services (excluding depreciation of 2%, 4%, 3%
  and 4% for the three months ended September 30, 2001
   and 2000, and the nine months ended September 30, 2001 and 2000,
   (respectively shown below) .....................................     31%      30%      29%      31%
  Research and development (excluding stock-based
    compensation of 2%, 7%, (1)% and 11% for the three
    months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 respectively,
    shown below) ..................................................     30       28       28       31
  Sales and marketing (excluding stock-based
    compensation of (7)%, 18%, 0% and 26% for the three months ended September 30, 2001 and 2000 and the nine months ended
    September 30, 2001 and 2000 respectively, shown below) ........     43       94       52      106
  General and administrative (excluding stock-based
    compensation of 7%, 38%, 5% and 62% for the three months
    ended September 30, 2001 and 2000 and the nine months ended
    September 30, 2001 and 2000, respectively, shown below) .......     43       33       48       48
  Depreciation and amortization ...................................     16       14       19       16
  Stock-based compensation ........................................      2       62        5      100
  Restructuring charges ...........................................    169       --       57       --
                                                                      ----     ----     ----     ----

    Total operating expenses ......................................    334      262      238      332
                                                                      ----     ----     ----     ----

Operating loss ....................................................   (234)    (162)    (138)    (232)
Other income, net .................................................      3       18       12       11
                                                                      ----     ----     ----     ----
    Net loss ......................................................   (231)%   (144)%   (126)%   (222)%
                                                                      ====     ====     ====     ====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Total revenue increased to $7.2 million for the three months ended September 30, 2001, from $6.6 million for the three months ended September 30, 2000. After adjusting for the $2.2 million of new revenue attributable to the acquisition of Stockpoint on August 21, 2001, underlying revenue decreased 23%.

      Services revenue totaled $6.3 million for the three months ended September 30, 2001, an increase of $800,000 or 14% over services revenues of $5.5 million for the three months ended September 30, 2000. After adjusting for new services revenue attributable to the acquisition of Stockpoint of $2.2 million, our underlying services revenue decreased 26%. This decrease is due to a decrease in our customer base partially offset by an increase in the average annual contract value per customer.

      License and set-up fee revenue totaled approximately $1.0 million for the three months ended September 30, 2001, a decrease of approximately $100,000 or 9% over license and set-up fee revenue of $1.1 million for the three months ended September 30, 2000. This decrease is due to a decrease in new customers partially offset by an increase in the average license and set-up fee revenue per customer.

      COST OF SERVICES. Cost of services increased to $2.2 million for the three months ended September 30, 2001, from $2.0 million for the three months ended September 30, 2000. After adjusting for cost of services attributable to the acquisition of Stockpoint of approximately $600,000, our underlying cost of services decreased 19%. This decrease was due to a decrease in services revenue resulting in lower overall content royalties paid to providers and a decrease in the number of employees in the implementation and content engineering, network operations, and professional services departments. As a percentage of revenue, and including Stockpoint from the Merger Date, cost of services was approximately 31% for the three months ended September 30, 2001 and 30% for the three months ended September, 30 2000.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.2 million for the three months ended September 30, 2001, from $1.8 million for the three months ended September 30, 2000. After adjusting for research and development costs attributable to the acquisition of Stockpoint of approximately $400,000, our underlying research and development costs remained flat. As a percentage of revenue, and including Stockpoint from the Merger Date, research and development expenses increased to approximately 30% for the three months ended September 30, 2001 from approximately 28% for the three months ended September 30, 2000.

      SALES AND MARKETING. Sales and marketing expenses decreased to $3.1 million for the three months ended September 30, 2001, from $6.2 million for the three months ended September 30, 2000. After adjusting for sales and marketing costs attributable to the acquisition of Stockpoint of approximately $600,000, our underlying sales and marketing expenses decreased 59%. This decrease is attributable to a significant headcount reduction in our content management and sales and marketing departments and reductions in advertising, trade shows and other marketing related expenses. As a percentage of revenue, and including Stockpoint from the Merger Date, sales and marketing expenses decreased to approximately 43% for the three months ended September 30, 2001 from approximately 94% for the three months ended September 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.1 million for the three months ended September 30, 2001, from $2.2 million for the three months ended September 30, 2000. After adjusting for general and administrative costs attributable to the acquisition of Stockpoint of approximately $200,000, our underlying general and administrative expenses increased 35% because of an increase in bad debt expense, certain professional fees including legal costs for failed merger and acquisition activity and an increase in corporate and franchise taxes. If we exclude theses categories, general and administrative expenses would have decreased by approximately $900,000. As a percentage of revenue, and including Stockpoint from the Merger Date, general and administrative expenses increased to approximately 43% for the three months ended September 30, 2001 from approximately 33% for the three months ended September 30, 2000.

      STOCK-BASED COMPENSATION. We recognized stock-based compensation expense of approximately $200,000 and $4.1 million for the three months ended September 30, 2001 and 2000, respectively. As a percentage of revenue, stock based compensation decreased to approximately 2% for the three months ended September 30, 2001 from approximately 62% for the three months ended September 30, 2000.

      RESTRUCTURING CHARGE. In July 2001 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of 74 employees, from sales and marketing, research and development and the general and administrative areas, as well as the consolidation of some of our leased office space, the closure of several of our offices and asset impairment charges. As a consequence, we recorded a $12.2 million charge to operations during the third quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $8.7 million in operating expenses. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

      We incurred no such restructuring charges for the three months ended September 30, 2000.

      OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases, fluctuations caused by our foreign currency transactions and a charge for the impairment of investments. Other income, net, decreased to approximately $213,000 for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. The significant decrease from 2000 to 2001 was due to decreased interest income earned on lower cash balances, cash equivalents and investments and lower interest rates of return, increased foreign currency transaction expenses and the charge for the impairment of investments entered into in 1999 and deemed worthless at September 30, 2001. Excluding the increased foreign currency transaction expenses and the charge for the impairment of investments, other income, net would have decreased by approximately $390,000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE. Total revenue increased to $21.5 million for the nine months ended September 30, 2001, from $14.0 million for the nine months ended September
30, 2000. After adjusting for the $2.2 million of new revenue attributable to the acquisition of Stockpoint on August 21, 2001, underlying revenue increased 38%. This growth was due to an overall increase in the value of contracted deals primarily in the first six months of the year 2001 over 2000.

Services revenue totaled $18.1 million for the nine months ended September 30, 2001, an increase of $6.2 million or 52% over services revenue of $11.9 million for the nine months ended September 30, 2000. After adjusting for new services revenue attributable to the acquisition of Stockpoint of $2.2 million, our underlying services revenue increased 34%. This was attributable to expanded content service offerings, an increase in the average size of content purchases per new customer and follow-on orders from existing customers primarily in the first six months of the year 2001 over 2000.

License and set-up fee revenue totaled $3.5 million for the nine months ended September 30, 2001, an increase of $1.4 million or 63% over services revenues of $2.1 million for the nine months ended September 30, 2000. This increase was attributable to an increase in the average license and set-up fee revenue per customer due to the introduction of the varying versions and functionality of Siteware.

      COST OF SERVICES. Cost of services increased to $6.3 million for the nine months ended September 30, 2001, from $4.4 million for the nine months ended September 30, 2000. After adjusting for cost of services attributable to the acquisition of Stockpoint of approximately $600,000, our underlying cost of services increased 31%. This increase in absolute dollars was due to an increase in services revenue resulting in higher overall content royalties paid to providers and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments primarily in the first six months of the year 2001 over 2000. As a percentage of revenue, and including Stockpoint from the Merger Date, cost of services decreased to approximately 29% for the nine months ended September 30, 2001 from approximately 31% for the nine months ended September 30, 2000.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.0 million for the nine months ended September 30, 2001, from $4.4 million for the nine months ended September 30, 2000. After adjusting for research and development costs attributable to the acquisition of Stockpoint of approximately $400,000, our underlying research and development costs increased 26%. The absolute dollar increase was due to direct personnel costs and further development of our SiteWare software suite, Content Engine, hosting platform and other products primarily in the first six months of the year 2001 over 2000. As a percentage of revenue, and including Stockpoint from the Merger Date, research and development expenses decreased to approximately 28% for the nine months ended September 30, 2001 from approximately 31% for the nine months ended September 30, 2000.

      SALES AND MARKETING. Sales and marketing expenses decreased to $11.1 million for the nine months ended September 30, 2001, from $14.9 million for the nine months ended September 30, 2000. After adjusting for sales and marketing costs attributable to the acquisition of Stockpoint of approximately $600,000, our underlying sales and marketing expenses decreased 29%. This decrease is attributable to a significant headcount reduction in our content management and sales and marketing departments and reductions in advertising, trade shows and other marketing related expenses. As a percentage of revenue, and including Stockpoint from the Merger Date, sales and marketing expenses decreased to approximately 52% for the nine months ended September 30, 2001 from approximately 106% for the nine months ended September 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $10.4 million for the nine months ended September 30, 2001, from $6.8 million for the nine months ended September 30, 2000. After adjusting for general and administrative costs attributable to the acquisition of Stockpoint of approximately $200,000, our underlying general and administrative expenses increased 52%. This was mainly attributable to an increase in facilities, insurance, professional fees and bad debt expenses. As a percentage of revenue, and including Stockpoint from the Merger Date, general and administrative expenses remained at approximately 48% for the nine months ended September 30, 2001 and 2000, respectively.

      STOCK-BASED COMPENSATION. We recognized stock-based compensation expense of approximately $1.1 million and $14.0 million for the nine months ended September 30, 2001 and 2000, respectively. As a percentage of revenue, stock based compensation decreased to approximately 5% for the nine months ended September 30, 2001 from approximately 100% for the nine months ended September 30, 2000.

      OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases, fluctuations caused by our foreign currency transactions and a charge for the impairment of investments. Other income, net, increased to $2.7 million for the nine months ended September 30, 2001 from $1.5 million for the nine months ended September 30, 2000. The significant increase from 2000 to 2001 was due to interest income earned on higher cash balances, cash equivalents and investments in marketable securities resulting from a private placement in July 2000 and our initial public offering in August 2000.

QUARTERLY OPERATING RESULTS

The following table sets forth our unaudited quarterly operating results for each of our last eight quarters. This information has been derived from our unaudited interim financial statements and includes the results of Stockpoint from the Merger Date. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended 2000 filed April 2, 2001 and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     DECEMBER 31, MARCH 31  JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31,  JUNE 30  SEPTEMBER 30,
                                         1999        2000      2000       2000         2000        2001       2001      2001
                                      --------    --------  --------   --------     --------    --------   --------   --------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  Services ........................... $  1,244    $  2,307  $  4,038   $  5,525     $  6,622    $  6,271   $  5,510  $  6,278
  License and set-up
    fees .............................      263         412       667      1,059        1,234       1,330      1,191       966
                                       --------    --------  --------   --------     --------    --------   --------  --------



    Total revenue ....................    1,507       2,719     4,705      6,584        7,856       7,601      6,701        7,244
Operating expenses:
  Cost of services
    (excluding
    depreciation of $86, $126,
    $123, $256, $151, $162, $259
    and $156 in the fourth quarter
    of 1999 through the
    third quarter of
    2001, respectively, as
    shown below) .....................      554         947     1,427      1,985        1,543       2,219      1,887        2,239
  Research and development
    (excluding stock-based
    compensation of $64, $493,
    $657, $439, $431, $(502), $229 and
    $161 in the fourth quarter of
    1999 through the
    third quarter of
    2001, respectively, as
    shown below) .....................      435       1,206     1,354      1,835        1,960       1,855      1,955        2,150
  Sales and marketing
    (excludes stock-based
    compensation of $1,110,
    $1,162, $1,374, $1,171,
    $812, $129, $430 and
    $(473)in the fourth
    quarter of 1999
    through the third
    quarter of 2001,
    respectively, as shown
    below) ...........................    1,986       4,195     4,528      6,156        5,884       4,320      3,670        3,145
  General and
    administrative
    (excludes stock-based
    compensation of $3,067,
    $2,946, $3,219,
    $2,499, $2,372, $270, $407
    and $485 in the fourth quarter of
    1999 through the
    third quarter of
    2001, respectively, as
    shown below) .....................    2,273       2,378     2,176      2,199        4,071       3,839      3,474        3,128
Depreciation and
  amortization .......................      279         549       732        936        1,417       1,487      1,476        1,141
  Stock-based
    compensation .....................    4,241       4,602     5,249      4,109        3,616        (103)     1,066          173
Restructuring and asset impairment
    charge ...........................     --           --        --         --           --          --         --        12,239
                                       --------    --------  --------   --------     --------    --------   --------     --------
    Total operating
      expenses .......................    9,768      13,877    15,466     17,220       18,491      13,617     13,528       24,215
                                       --------    --------  --------   --------     --------    --------   --------     --------

                                                                        THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------------------------
                              DECEMBER 31,  MARCH 31      JUNE 30,  SEPTEMBER 30, DECEMBER 31,  MARCH 31,     JUNE 30  SEPTEMBER 30,
                                  1999         2000         2000        2000          2000         2001         2001       2001
                                --------     --------     --------     --------     --------     --------     --------   --------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss ................   (8,261)     (11,158)     (10,761)     (10,636)     (10,635)      (6,016)      (6,827)   (16,971)
                                --------     --------     --------     --------     --------     --------     --------    --------
Other income ..................      273          250          113        1,161        1,521        1,407        1,038        213
                                --------     --------     --------     --------     --------     --------     --------    --------
Net loss ......................   (7,988)     (10,908)     (10,648)      (9,475)      (9,114)      (4,609)      (5,789)   (16,758)
                                ========     ========     ========     ========     ========     ========     ========    ========

Deemed preferred stock
  dividends ...................     (102)        (154)        (155)     (50,215)        --           --           --          --
                                --------     --------     --------     --------     --------     --------     --------    --------
Loss attributable to
  common stockholders ......... $ (8,090)    $(11,062)    $(10,803)    $(59,690)      (9,114)      (4,609)      (5,789)   $(16,758)
                                ========     ========     ========     ========     ========     ========     ========    ========
Basic net loss per common
  share ....................... $  (0.65)    $  (0.88)    $  (0.85)    $  (2.16)    $   (.24)    $   (.12)    $   (.15)   $  (0.42)
                                ========     ========     ========     ========     ========     ========     ========    ========




Weighted-average number of
  shares used in
  computation of basic and
  diluted net loss per
  share .......................   12,476       12,526       12,773       27,594       37,932       37,964       38,097       40,087
                                ========     ========     ========     ========     ========     ========     ========     ========
PRO-FORMA BASIC NET LOSS
  PER COMMON SHARE
Loss attributable to
  common stockholders ......... $ (8,090)    $(11,062)    $(10,803)    $(59,690)    $ (9,114)    $ (4,609)    $ (5,789)    $(16,758)
Add amortization of
  deferred stock
  compensation ................    4,241        4,601        5,249        4,109        3,616         (103)       1,066          173
Add deemed preferred stock
  dividends ...................      102          154          155       50,215         --           --           --           --
Add restructuring and asset
  impairment charge ...........     --           --           --           --           --           --           --         12,239
Add provision for impairment of
  Investments .................     --           --           --           --           --           --           --            400
                                --------     --------     --------     --------     --------     --------     --------     --------
Net loss in computing pro
  forma basic net loss per
  common share ................ $ (3,747)    $ (6,307)    $ (5,399)    $ (5,366)    $ (5,498)    $ (4,712)    $ (4,723)    $ (3,946)
                                ========     ========     ========     ========     ========     ========     ========     ========
Shares used in computation
  of basic net loss per
  common share ................   12,476       12,526       12,773       27,594       37,932       37,964       38,097       40,087
Add pro forma adjustment
  to reflect weighted
  average effect of the
  assumed conversion of
  convertible preferred
  stock .......................   10,877       11,349       11,349        6,958         --           --           --           --
                                ========     ========     ========     ========     ========     ========     ========     ========
Shares used in computing
  pro forma basic net loss
  per common share ............   23,353       23,875       24,122       34,552       37,932       37,964       38,097       40,087
                                ========     ========     ========     ========     ========     ========     ========     ========
Pro forma basic net loss
  per common share ............ $  (0.16)    $  (0.26)    $  (0.22)    $  (0.16)    $  (0.14)    $  (0.12)    $  (0.12)    $  (0.10)
                                ========     ========     ========     ========     ========     ========     ========     ========

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

Pro forma basic net loss excludes the amortization of deferred stock compensation, deemed preferred stock dividends, restructuring charges and the provision for impairment of investments of $4,343, $4,755, $5,404, $54,324, $3,616, $(103), $1,066 and $12,812 for the three months ending December 31, 1999 through September 30, 2001 (in thousands), respectively.

      Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $58.0 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of September 30, 2001 we had cash and cash equivalents and marketable securities of approximately $75.8 million.

      As of September 30, 2001, our principal commitments consisted of obligations outstanding under a series of capital leases for computer and networking equipment and our facilities leases. We entered into capital lease arrangements for computer, network and telephony equipment. Additionally, we entered into other capital leases for the design and implementation of our new financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

      As of the Merger Date we operate from leased premises in New York, San Francisco, Coralville, IA and London. Our current aggregate annual rental obligations under these leases are approximately $1.9 million for the year ended December 31, 2001. Our capital expenditures were $1.1 and $6.0 million, for the nine months ended September 30, 2001 and 2000, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

For the nine months ended September 30, 2001 and 2000, respectively, net cash used in operating activities was approximately $11.3 million and $10.7 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from net losses of $27.2 million offset by $11.8 million in non-cash charges, a $1.7 million decrease in accounts receivable, a $330,000 increase in prepaid expenses and other assets, an increase in accrued restructuring expenses of $5.3 million and decreases in accounts payables and accrued expenses and deferred revenues of $1.6 million and $940,000, respectively. The net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from net losses of $31.0 million, and an increase in trade accounts receivable of $2.7 million, offset by non-cash charges of $16.2 million, of which stock based compensation accounted for $14.0 million, an increase of $3.7 million in accounts payable and accrued expenses, a $1.8 million increase in deferred revenue and a decrease in prepaid expenses and other current assets of $1.3 million.

      For the nine months ended September 30, 2001 and 2000, net cash used in investing activities was $15.3 million and $27.6 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2001 was $6.4 million for the purchase of Stockpoint, $712,146 for the payment of exit costs related to the acquisition and $2.7 million and $5.5 million, respectively, for the purchase of equipment and marketable securities. The net cash used in investing activities for the nine months ended September 30, 2000 was $6.0 million and $21.6 million for the purchase of equipment and marketable securities, respectively.

      For the nine months ended September 30, 2001 net cash used in financing activities was $1.6 million and for the nine months ended September 30, 2000 net cash provided by financing activities was $102.3 million. Net cash used by financing activities for the nine months ended September 30, 2001, was $2.2 million for repayments of our capital lease obligations net of cash provided by the exercise of warrants and stock options of approximately $530,000. Net cash provided by financing activities for the nine months ended September 30, 2000 were $46.2 million and $58.0 million, respectively, for the proceeds from the issuance of Series C Preferred Stock and the completion of our IPO and approximately $405,000 of proceeds from the exercise of warrants and stock options. This was decreased by $1.3 million for capital lease repayments and $1.0 million for the purchase of treasury stock.

      We believe that our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next eighteen months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. Management is extremely focused on monitoring costs. If we undertake additional significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS No. 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, did not and has not had a material effect on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on our earnings and financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the financial condition or results of the Company.

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

                          RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

      It is difficult to value our business and evaluate our prospects because of our limited operating history. We began our current line of business at the end of 1997. Accordingly, we have limited financial and operating data that is relevant to our current business. Our business model is unproven, which creates a risk that our performance will not meet the expectations of investors and that the value of our common stock will decline.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

      We expect to incur operating losses and experience negative cash flow for the foreseeable future. We have incurred significant losses since we began our current line of business in 1997. As of September 30, 2001, we had an accumulated deficit of $81.2 million, excluding deemed preferred stock dividends. We incurred net losses of $16.8 million and $9.5 million for the three months ended September 30, 2001 and 2000 respectively, not including deemed preferred stock dividends relating to the sale and conversion of preferred stock. We expect to incur additional losses as we incur additional costs and expenses related to sales and marketing activities, software and product development, and establishing strategic relationships.

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

OUR QUARTERLY FINANCIAL RESULTS MAY BE VOLATILE AND COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

      Our revenues and operating results may vary significantly from quarter to quarter. Because of these fluctuations, our results in any quarter may not be indicative of future performance and it may be difficult for investors to properly evaluate our results. It is possible that in some future periods our revenues or earnings may fall below the expectations of investors and result in the market price of our common stock declining. The factors that may cause our financial results to vary from quarter to quarter include:

      -        the demand for our services;

      -        the value, timing and renewal of contracts with customers;

      - the amount and timing of operating costs and capital expenditures;

      -        the performance of our technology;

      - actions taken by our competitors, including new product introductions and enhancements; and

      -        adverse changes in the financial markets.


      These factors, which are largely beyond our control, together with our limited operating history and unproven business model, make it difficult to forecast our future revenues or results of operations accurately. We also have limited meaningful historical financial data upon which to base planned operating expenses. A substantial portion of our operating expenses is related to personnel costs, and overhead, which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, results of operations would be materially adversely affected.

IF WE DO NOT CONTINUE TO DEVELOP OUR TECHNOLOGY, OUR SERVICES MAY QUICKLY BECOME OBSOLETE.

      The market we compete in is characterized by rapidly changing technology, evolving industry standards and customer demands and frequent new product introductions and enhancements. To be successful, we will have to continually improve the performance, features and reliability of our products and services. We cannot assure you that our technological development will advance at the pace necessary to sustain our growth.

Additionally, new Internet or telecommunications technologies may require us to alter our technology and products to avoid them becoming obsolete. Improving our current products and developing and introducing new products will require significant research and development.

SYSTEM OR EQUIPMENT FAILURES COULD ADVERSELY AFFECT OUR BUSINESS.

       Our systems and operations are vulnerable to damage or interruption from a variety of factors, including human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage (physical or electronic), computer viruses, vandalism and similar unexpected adverse events. Any failure of the computer equipment we use or the third-party telecommunications networks on which we rely for distribution could interrupt or delay our service. This could lead to customers canceling contracts and could damage our reputation, which could limit our ability to attract additional customers and lead to a drop in the value of our common stock.

WE MAY BE UNABLE TO EXPAND OUR COMPUTER SYSTEMS QUICKLY ENOUGH TO SUPPORT DEMAND FOR OUR SERVICES.

      Our future success will depend in part on our ability to expand our computer systems rapidly in order to accommodate significant increases in demand for the services we provide. We may be unable to expand the capacity of our existing systems or develop new systems to enable us to process a larger amount of content, or to provide online financial applications, investment analysis tools and market information to a larger number of customers. If we are unable to expand our systems, we may suffer service interruptions that could make our services less attractive to customers.

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

WE FACE INTENSE COMPETITION THAT COULD IMPAIR OUR ABILITY TO GROW AND ACHIEVE PROFITABILITY.

      We face significant competition in our markets. We may experience greater competition in the future as we address a wider range of market segments, additional entrants join the market and existing competitors offer new or upgraded products. Barriers to new entrants are relatively low. If we fail to compete successfully, we could lose market share, or be forced to lower our prices or spend more on marketing, which would reduce our margins.

      We compete with: companies that are focused on aggregating third-party content and distributing it to online customers; traditional wire services that have adapted their own content for use by Web sites; companies that offer charting, stock quotation and business information web applications, development and hosting services; the in-house development staffs of many of our clients; and a wide range of providers of different types of content that can be used in enterprise platforms.

We expect all of these forms of competition to continue to intensify. Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. These factors may provide them with significant advantages over us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could adversely affect our business.

SOME OF OUR CUSTOMERS ARE INTERNET COMPANIES WHO POSE
CREDIT RISKS. THE FAILURE OF THESE CUSTOMERS TO PAY THEIR BILLS HAS LED TO A LOSS OF REVENUE, A TREND WHICH MAY CONTINUE.

      While our strategy is to attract large and mid-sized enterprise customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of September 30, 2001 was approximately $1.1 million. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience commercial difficulties or is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

      During the third quarter of 2001 we added 78 new customers and provided additional services to 39 of our existing customers. In addition we have experienced 154 customer renewals. However, we also lost 194 customers during this same period. Many of the customers we lost during this period were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a significant number of our customers continue to comprise smaller Internet companies similar to those that we lost in the first and second quarters of 2001. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

LOSING MAJOR INFORMATION PROVIDERS MAY LEAVE US WITH INSUFFICIENT BREADTH OF CONTENT TO RETAIN AND ATTRACT CUSTOMERS.

      We do not generate original content or data and are therefore highly dependent upon third-party information providers. If we were to lose several of our major information providers and were not able to obtain similar content or data from other sources our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content or data from our current or new providers on favorable terms in the future, if at all.

IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING CURRENT CUSTOMERS AND EMPLOYEES, AND OUR BUSINESS MAY SUFFER.

      We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and retaining customers and employees. We also believe that the importance of reputation and name recognition is increasing, and will continue to increase. If our reputation is damaged or if potential customers are not familiar with us or the services we provide, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

      Third parties may bring claims of copyright or trademark infringement, patent violation or misappropriation of creative ideas or formats against us with respect to information that we distribute or our technology or marketing techniques and terminology. These claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or limit our ability to distribute information or prevent us from utilizing important technologies, ideas or formats.

IF THE INFORMATION WE DISTRIBUTE IS UNLAWFUL OR CAUSES INJURY, WE MAY HAVE TO PAY FINES OR DAMAGES.

      The publication or dissemination of information that we have distributed may give rise to liability for defamation, negligence, breach of copyright, patent, trade secret or trademark infringement or other claims or charges based on the nature of the information. As a distributor of this information, we may be directly or indirectly liable to claims or charges of this nature.

      In addition, we could be exposed to liability arising from the activities of our customers or their users with respect to the unauthorized duplication of, or insertion of inappropriate material into, the information we supply. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

IF WE DISTRIBUTE INFORMATION TO UNAUTHORIZED RECIPIENTS, WE MAY HAVE TO PAY DAMAGES TO OUR INFORMATION PROVIDERS.

      Our proprietary software technologies enable us to deliver information we receive from participating information providers only to customers who have been authorized to access that information. We might inadvertently distribute information to a customer who is not authorized to receive it, which could subject us to a claim for damages from the information provider or harm our reputation in the marketplace.

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

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results. Any of these risks and our limited experience in integrating acquisitions could affect our recent acquisition and integration of Stockpoint.

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

                         RISKS RELATED TO OUR SECURITIES

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT STOCKHOLDERS.

      The stock market in general, and in particular the market for technology or Internet-related stocks, has experienced extreme price fluctuations. At times, technology or Internet-related stocks have traded at prices and multiples that are substantially above the historical levels of the stock market in general. Since estimates of the value of technology or Internet-related companies have little historical basis and often vary widely, fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may also fluctuate as a result of factors that are beyond our control or unrelated to our operating results. We expect our stock price to fluctuate as a result of factors such as:

      - variations in our actual or anticipated quarterly operating results or those of our competitors;

      -     announcements by us or our competitors of technological innovations;

      -     introduction of new products or services by us or our competitors;

      -     conditions or trends in the technology or Internet industry;

      - changes in the market valuations of other technology or Internet companies;

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

      Our executive officers and directors, in the aggregate, beneficially own approximately 42% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

      Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. We do not currently use derivative financial instruments. As of September 30, 2001 the effect of foreign exchange rate fluctuations was not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The following securities were issued in a transaction exempt from registration under section 4(2) of the Securities Act of 1933 and in accordance with Regulation D of the Securities Act. On August 21, 2001 we completed our acquisition of Stockpoint, Inc. The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4,139,705 shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of ScreamingMedia's common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at $699,000 using the Black-Scholes Valuation Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a ScreamingMedia stock price of $2.26, Stockpoint debt of $6.2 million paid off at the merger date, assumed debt of $5.9 million, withheld consideration of $1.1 million to be paid in cash, common stock and warrants for possible future purchase price adjustments and approximately $1.4 million of acquisition expenses.

(d) From the date of receipt of funds from our initial public offering through September 30, 2001, the net proceeds of the offering have been used for the acquisition of Stockpoint, to support our domestic sales and marketing activities, the expansion of our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in additional complementary businesses or technologies. On August 21, 2001, we completed our acquisition of Stockpoint, Inc. for $24.6 million in cash, stock, warrants and retained debt. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      (b) Reports on form 8-K.

            During the three months ended September 30, 2001, the registrant filed the following reports on form 8-K:

On July 24, 2001 the registrant submitted a report on Form 8-K under item 5 thereof to file the press release, merger agreement and voting agreement in connection with our execution of a merger agreement among the registrant SCRM

Merger Corp., a wholly-owned subsidiary of the registrant and Stockpoint, Inc. on July 23, 2001.

On August 22, 2001 the registrant submitted a report on Form 8-K under item 2 thereof to report the completion of the merger among SCRM Merger Corp., a wholly-owned subsidiary of the registrant and Stockpoint, Inc. on August 21, 2001.



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

                                                             SCREAMINGMEDIA INC.
                                                                (Registrant)

     SIGNATURE                        TITLE                    DATE
     ---------                        -----                    ----

/s/ KEVIN C. CLARK      Chairman of the Board of Directors     November 14, 2001
----------------------  Chief Executive Officer and Director
  Kevin C. Clark

/s/ DAVID M. OBSTLER    Chief Financial Officer and Treasurer  November 14, 2001
----------------------
    David M. Obstler