Form 10-K
period 2001-12-31
SCREAMING MEDIA COM INC
filed 2002-04-01
CIK 1106917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2001 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM       TO

                        COMMISSION FILE NUMBER 000-30309
                            ------------------------

                              SCREAMING MEDIA INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-4042678
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        601 WEST 26TH ST., 13TH FLOOR
                NEW YORK, NY                                       10001
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 691-7900
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

       TITLE OF EACH CLASS
       -------------------
--Common Stock, $.01 par value
-- Series A Junior Participating Preferred Stock
  (rights to purchase such stock are attached to the common stock)

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No / /

    The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $55,927,255 based on the closing price on the NASDAQ for such shares on March 28, 2002.

    The number of the Registrant's shares of Common Stock, par value $.01 per share, outstanding was 42,474,676 as of March 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held on June 11, 2002 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      FORM 10-K
                                                                                       REPORT
ITEM NO.                                                                                PAGE
--------                                                                              ---------
                                                   PART I

          1.            Business....................................................      2

          2.            Properties..................................................     24

          3.            Legal Proceedings...........................................     24

          4.            Submission of Matters to a Vote of Security Holders.........     24

                                                  PART II

          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     25

          6.            Selected Consolidated Financial Data........................     25

          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     27

         7(A).          Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     39

          8.            Financial Statements and Supplementary Data.................     40

          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     65

                                                  PART III

         10.            Directors and Executive Officers of the Registrant..........     65

         11.            Executive Compensation......................................     65

         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     65

         13.            Certain Relationships and Related Transactions..............     65

                                                  PART IV

         14.            Financial Statements and Schedules, Exhibits and Reports on
                        Form 8-K....................................................     65

                                     PART I

ITEM I. BUSINESS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

OVERVIEW

    ScreamingMedia provides information management solutions to the enterprise. The Company provides turnkey solutions to customers in target segments where information is mission-critical, such as in the financial services industry, on corporate websites and intranets and for Internet access providers. ScreamingMedia's solutions encompass technology for integrating third party information and internal information into business systems as well as applications to present and analyze that information. We also provide a range of licensed information and services to enable customization and integration of this information into any platform including websites, intranets, wireless solutions and interactive television services.

    Examples of applications that ScreamingMedia can provide to customers include: Portfolio Tracker, which enables financial institutions to drive investment decisions within their customer base; Business Tracker, which allows corporations to publish critical business information and provides research tools on their intranet; and an outsourced portal homepage that allows an Internet Service Provider to drive usage and revenue from its subscribers. These applications leverage the same set of core assets, which include expertise in information integration, personalization and a range of licensed information covering financial data such as stock prices and fundamental data, business information such as news and trade publications, and consumer information such as local directories and weather.

    We currently provide our information management solutions predominantly as an application service provider (ASP). This means that we aggregate information at our data centers and then standardize, categorize, summarize and filter it on our own servers. This information is either used in applications that we host for customers, or is delivered to clients as a customized feed that is integrated into their own systems using our Actrellis Integration Server software, formerly known as SiteWare. In response to customer needs to integrate internal data as well as to make use of existing third party data sources, we launched the Actrellis Suite of enterprise software in February 2002. This software is installed at customers' own data centers and allows them to integrate and display information that has not come through ScreamingMedia.

    We believe that our ability to offer solutions on a software-only or an ASP basis differentiates us from our competitors. We also differentiate on our ability to provide easily customizable solutions and our ability to integrate our solutions into our customers' existing technology platforms.

    Through internal development and the acquisition in August 2001 of Stockpoint Inc., a provider of global online and wireless investment tools and financial market information, we have evolved from delivery of customized news feeds for corporate websites to provision of comprehensive information management solutions across multiple platforms. Our customers are leaders in their industries and our solutions play an important role in helping them to build revenue, reduce costs and improve business efficiency. As our solutions have become increasingly strategic to our customers, the average size and length of our contracts have grown substantially. In 2001, we signed contracts with companies such as AT&T, Bank One, Barclays Global Investors, BP p.l.c., Citrix Systems, Brown & Company, a division of J.P. Morgan Chase, The Boeing Company, Credit Suisse Asset Management, The Principal Financial Group, The Washington Post Company, Tribune Media Services, a subsidiary of Tribune Company, Verizon Wireless and Volkswagen.

    ScreamingMedia is headquartered in New York City and has offices in San Francisco, Coralville, IA and London. We were incorporated in 1993 as The Interactive Connection, Inc. Until 1997, our primary business focus was Web site design, development and consulting. By the end of 1997 we had designed and developed the first version of our proprietary software. In late 1998, our business focus evolved into the aggregation and distribution of digital information over the Internet. In August of 2001, we acquired Stockpoint, Inc. to increase our penetration in the financial services market and to enhance our financial services product offering.

SCREAMINGMEDIA TARGET MARKETS

    We focus our product development, sales and marketing efforts on delivering information management solutions to target markets where the provision of high quality information and applications is mission-critical, enabling them to attract, engage, and influence customers, partners and employees. The benefit derived from providing information in each of our target markets is described below. Although we have summarized below our key target markets and provided examples of clients in each market, the identity of these clients should not be relied on in evaluating ScreamingMedia. None of these clients is expected to individually account for more than 10% of our revenues in 2002 and our contracts with most of these clients expire during the next two years.

    FINANCIAL SERVICES

    The demand for online financial applications and information has grown rapidly as the ownership of financial assets has become increasingly widespread, acceptance of and confidence in the Internet as a reliable, secure and cost-effective medium for financial transactions has grown and investors have shown increased willingness to take greater control over their investment decisions. At the same time, financial institutions are increasingly leveraging the Internet as an effective way to sell and deliver their products and services to individual and institutional investors as well as to their sales channels. Volatility in the financial markets in 2000 and 2001 has brought into even sharper focus the need for accurate, timely information and for tools that allow investors and their advisors to collaborate to optimize financial decisions. We believe that the quality and breadth of the financial information applications that is offered both to employees and customers is a key differentiator among financial services providers and that the financial industry has therefore become a substantial consumer of Internet technology. Our Financial Services Product Suite was developed to address this market need.

    Operating under the Stockpoint brand, ScreamingMedia services the following key financial services segments:

    - TRADITIONAL BROKERAGE FIRMS. Traditional brokerage firms are seeking to prevent erosion of their share of the online brokerage marketplace as well as deepen their relationships with customers by providing web-based tools that allow brokers to collaborate with their customers in an advisory role. While sites were originally targeted at retail investors, traditional brokerages are increasingly looking to complement these tools with functionality targeted at strengthening their service offering to high net worth customers and institutional investors. Our customers in this area include Robert W Baird & Co., U.S. Bancorp Piper Jaffray Inc. and WR Hambrecht & Co.

    - ONLINE BROKERAGE FIRMS. Online brokerages must continue to offer innovative products and applications to differentiate their offerings from those of other online brokerages, while keeping costs low. Examples of online brokerage clients served by us include A.B. Watley, Ameritrade and Brown & Company, a division of J.P. Morgan Chase.

    - COMMERCIAL BANKS. Many commercial banks are beginning to offer full scope financial portals and brokerage services. We believe that many of these banks intend to develop a more comprehensive financial solution for their consumers and will expand their offerings to include financial information and analytical tools. Examples of commercial banks served by us include M&T Bank Corp., Union Bank of California N.A. and Wells Fargo.

    - MUTUAL FUNDS & ASSET MANAGERS. Mutual Funds and Asset Managers use the Internet to sell their funds and services, to report on performance of their investments relative to benchmarks, as well as to efficiently manage existing customers by providing information on their individual holdings. Some companies in this segment are expanding to provide broader brokerage services. Our clients in this area include Barclays Global Investors and Credit Suisse Asset Management.

    - INSURANCE COMPANIES. Insurance companies not only sell and promote their insurance products online, but are also diversifying into the provision of brokerage and mutual fund services as well as long-term financial planning. Our clients in this area include Lincoln Financial Group, The Principal Financial Group and USAA Investment Management Co.

    ScreamingMedia also services other companies in the financial services segment including investment banks, credit card companies, real estate financing companies and financial technology companies.

    CORPORATE WEBSITES & INTRANETS

    According to Forrester Research, large & medium-sized enterprises in the US will operate over 175,000 web sites and extranets and over 80,000 intranets by 2004. The ability of companies to attract, engage, and influence users through these sites is based in a large part on their ability to provide users with valuable, relevant information.

    - CORPORATE WEBSITES. Major corporations have launched websites for a variety of reasons ranging from direct revenue generation to effective communication. These websites generally publish news or financial data specific to the corporation's industry to establish credibility and generate return traffic, customized information intended to drive transactions, or company performance data for shareholders. Examples of customers that are using ScreamingMedia's services on external sites are Schlumberger and Volkswagen.

    - CORPORATE INTRANETS. Many corporations are installing Enterprise Information Portals, which provide employees with a personalized view of relevant internal and external information in order to increase productivity and reduce time browsing on the web. We believe that budgets are migrating towards these projects and away from external sites and expensive information services targeted at a few individuals. International Data Corporation or IDC, expects that revenue for the Enterprise Information Portal software market will grow at a compounded annual growth rate of 44.9%, from $455 million in 2001 to $2.0 billion in 2005. We therefore believe that this is the area with the strongest potential for growth within our corporate segment, and have launched the "Business Tracker" product to target this opportunity. Examples of customers that are using ScreamingMedia's services on corporate intranets are Jones Day and McKinsey & Company.

    ACCESS PROVIDERS

    Access providers generate revenue by providing end-users access to the Internet or other information services on PCs and other devices. Access providers are seeking to win new customers for their services, reduce customer churn, and increase average revenue per user by driving usage, transactions and advertising and by cross-selling additional services. As part of this strategy, access providers offer unique and compelling information services that are customized geographically and demographically. We have developed a Consumer Product Suite to address this market need.

    Within the Access Provider Segment, ScreamingMedia services the following segments:

    - INTERNET SERVICE PROVIDERS. A personalized homepage that is rich with convenience content such as news, financial information, weather and local information is key to reducing churn and growing revenue. As providers aim to migrate customers to more expensive broadband services, the ability to provide rich media content including photos, audio and video information are becoming increasingly important. ScreamingMedia's customers in this sub-segment include leading wireline telecommunications providers such as AT&T (for their AT&T WorldNet -Registered Trademark- service), cable operators such as Cablevision (for their Optimum Online service) and pure-play ISPs such as Earthlink.

    - WIRELESS CARRIERS. Wireless carriers are aggressively launching wireless data services based on the Wireless Application Protocol (WAP) and Short Message Services (SMS). Due to the restrictive interface of cell-phones, wireless information services must be highly targeted and information must be short and easy to read (for example, SMS messages are generally limited to under 160 characters in length). Verizon Wireless and Rogers AT&T are examples of customers in this sub-segment.

    - INTERACTIVE TELEVISION PROVIDERS. Cable operators are also beginning to offer access to information services and the Internet on televisions. These services, which usually cover frequently accessed information such as news, sports scores, financial information and weather, must be optimized for viewing and navigation on the television. An example of a customer using ScreamingMedia's information as part of interactive TV information services is Knology, Inc.

    - "ALTERNATIVE ACCESS" PROVIDERS. A range of companies are seeking to generate revenue or enhance their overall services by providing access to the internet and information services in non-traditional locations such as airplanes, automobiles, gas pumps, hotel rooms, kiosks and elevators. The Boeing Company and BP p.l.c. are examples of "alternative access" customers.

CUSTOMER CHALLENGES

    Companies in our target markets face technical and business challenges obtaining, integrating, managing, and delivering relevant information in a timely manner. The range of skills required to overcome these challenges is often difficult or costly to find internally or from a single third party.

    On the technology side, specialized applications software is required to provide powerful searching capabilities, personalized information presentation and alerting, sophisticated graphing and analysis tools and access to data across multiple devices. Sophisticated information analysis software is required to categorize, filter and summarize information. Specialized database software is required to manage large volumes of quote and financial information, news and other data types. These applications utilize information from multiple sources including third party information vendors and business partners that provide data in a variety of different formats and from internal data repositories that can range from file systems to legacy databases. This information must be reliably extracted from various sources and transformed into a standard format for use in the applications. Finally, a robust hardware and communications infrastructure is required to handle the storage and transmission of this information. Where off-the-shelf software is available for any particular element of functionality, such as charting, this software is often inflexible, cannot be customized to the company's existing site, or requires extensive programming and customization to integrate with the other applications that will be used on the site.

    Furthermore, in order to remain competitive, a company must constantly monitor and revise the software and hardware tools that manage frequently updated information. As a result, any company that is considering an information management solution that is internally developed or that is custom-developed from scratch by a third party faces a considerable and on-going expenditure of time, effort and expense.

    Even if the company is able cost-effectively to build, maintain and develop these applications and infrastructure, there is an additional business challenge in contracting for third-party information from multiple sources. The negotiation of multiple provider contracts can be a difficult and time-consuming process and companies can have no assurance that they will be able to secure the information they desire at a reasonable cost.

THE SCREAMINGMEDIA SOLUTION

    ScreamingMedia provides information management solutions, enabling the aggregation, integration, distribution and presentation of mission-critical information to internal and external audiences. Our solutions encompass:

    - Technology for integrating third party and proprietary information into business systems;

    - Applications to present and analyze that information;

    - A range of licensed information from various sources that can be integrated into our applications or delivered as customized data feeds;

    - Services to enable customization and integration of this information into any platform including websites, intranets, wireless solutions, and interactive television services.

    We provide customers with the means to launch customized information services, quickly and cost-effectively. Using our products and services, customers are relieved of the burden of building and maintaining sophisticated, information-intensive applications, of contracting and maintaining relationships with multiple information vendors, and, if desired, of developing and supporting an infrastructure capable of hosting these applications. Clients can integrate proprietary data alongside licensed information and can customize the functionality as well as the "look-and-feel" of the solution. Our solutions integrate with existing technology investments and environments via web services or software integrations.

    Our suite of products and services provides our customers with the following key benefits:

    - EFFICIENT, COST-EFFECTIVE INFORMATION MANAGEMENT SOLUTION. We provide customers with a single-source, turnkey solution. Our applications use sophisticated programming to enable personalization, alerting, real-time data access, powerful data-visualization tools and advanced analytics. By using ScreamingMedia, our customers can avoid the time and expense associated with building and maintaining their own information management solutions, enabling them to focus their resources on other critical aspects of their business.

    - FLEXIBLE SOLUTIONS FOR A BROAD RANGE OF CUSTOMER NEEDS. ScreamingMedia's services are scalable and adaptable to meet customers' changing needs. We can provide a full suite of applications or selected targeted applications. Our solutions can aggregate information of any type or format, including a client's own data and data from third-party sources, and deliver that information both internally within the customer or externally to customers, prospects and partners. Information can be filtered for our customers by publication, by category, by geography, by keyword or by a number of other criteria. Information can be delivered in any format required by customers, including current standard Internet formats such as HTML and evolving formats such as XML and WML. Information can be summarized or formatted so that it is optimized for viewing on different devices such as cell-phones or interactive television. Our applications can be hosted by ScreamingMedia or, since the launch in 2002 of Actrellis, can be bought as enterprise software without leveraging our hosting services or our information sources.

    - SEAMLESS INTEGRATION INTO CUSTOMER'S SITES AND TECHNOLOGY ENVIRONMENTS. Our solutions deliver and integrate information directly into our customers' sites in a manner consistent with the look and feel of the site, enabling our customers to maintain and enhance their brand identity. Furthermore, by supporting existing and emerging standards in Internet technology, and through a proactive partnership program, we aim to ensure that our solutions are compatible with our customers existing and prospective technology investments.

    - DEEP CUSTOMIZATION CAPABILITIES. We believe that our ability to customize our solutions differentiates us from our competitors. We designed our software to create customized solutions for clients by changing configuration parameters, which enables us to service customer needs at a reduced cost and with a faster delivery time than would be possible by modifying the underlying software code.

    - EXTENSIVE DATABASES OF FINANCIAL, BUSINESS AND CONSUMER INFORMATION. We provide customers with access to databases of multiple different information types ranging from equity pricing data to news to yellow pages listings. We provide coverage for multiple geographies and contract with the information providers most demanded by our customers. We continually add information types and sources both as a result of product development and client requests.

GROWTH STRATEGY

    Our objective is to be a leading provider of information management solutions. The following are the key elements of our strategy:

    - PROVIDE MISSION-CRITICAL SERVICES TO INFORMATION-INTENSIVE ENTERPRISES. We intend to sell to leading companies and focus our product development efforts around their areas of greatest need in information management. We will also strengthen our relationships with our existing customers by offering additional value-added products and services that we develop or obtain through partnership or acquisition.

    - INCREASE PENETRATION IN THE FINANCIAL SERVICES SEGMENT. We aim to grow our penetration in the financial market, through the development of new products such as our Actrellis Financial Applications which are described in the section below entitled "Products and Services", as well as through the continued targeting of our salesforce and the expansion of our alliance program to specialized financial technology and services vendors.

    - PROVIDE COMPREHENSIVE SOLUTIONS WITH INCREASING AVERAGE CONTRACT SIZE. We will develop solutions that allow us to meet a broader set of customer needs, including needs for software-based information management solutions. As our solutions become more comprehensive, we expect to develop deeper relationships with our customers that result in increased average contract sizes.

    - INVEST IN RESEARCH AND DEVELOPMENT TO DEVELOP NEW PRODUCTS IN KEY GROWTH MARKETS. We will continue to invest heavily in research and development to create innovative products and services. We will continually monitor and integrate emerging Internet, intranet, wireless and other technologies into our platform. We will focus our development on growth opportunities such as the market for collaborative financial planning tools.

    - DIFFERENTIATE OUR SOLUTIONS ON STRENGTH OF FUNCTIONALITY, CUSTOMIZATION AND INTEGRATION. We will continue to develop products with differentiated functionality and design our products to allow easy customization. We will continue to ensure that our technology is optimized to work within our customers' existing or planned technology environments.

    - CONTINUE TO EXPAND AND DEEPEN OUR ALLIANCE RELATIONSHIPS. We will strengthen our alliance partner relationships with technology and services vendors in order to generate leads. We will also aim to grow revenue directly from our alliance partners through development, reseller or OEM agreements, as we have done with Citrix and Tribune Media Services.

    - CONSIDER ACQUISITIONS THAT ARE ACCRETIVE TO EARNINGS, ENHANCE OUR PRODUCT OFFERING, AND INCREASE OUR ADDRESSABLE MARKET SIZE. During 2001, we purchased Stockpoint Inc, a provider of financial technology. This acquisition has broadened our technology base and supported our strategic goal of becoming a leading provider of information management solutions. We will continue to evaluate potential acquisitions that broaden our product suite, support our business strategy and meet our financial criteria.

PRODUCTS & SERVICES

    We have packaged our products and services into solution suites that will appeal most directly to our target markets. However, customers can also purchase ScreamingMedia's products and services on an a-la-carte basis. Therefore a number of the products and services listed below can be and have been purchased individually and not as part of the suites of services described below.

   FINANCIAL SERVICES PRODUCT SUITE

    ScreamingMedia, operating under the Stockpoint brand, has developed a suite of licensable applications that help financial institutions sell and deliver their services to investors, ranging from retail investors and high net worth private clients to sophisticated institutional investors. Many of these applications are available across a variety of financial instruments, including equities, options, initial public offerings shares, fixed income securities, funds, currencies & commodities, as well as across a number of geographies including the USA, Canada and other financial centers across Europe, Asia & Latin America. A number of these applications can be accessed by investors using wireless devices as well as on the PC. Several of these applications are available as enterprise software as well as in our standard Application Service Provider model--see below under "Actrellis Enterprise Software Suite". Our applications are designed to guide the investor through the full investment decision-making lifecycle, including research, portfolio tracking and analysis, financial planning and investment selection.

    RESEARCH. This suite of tools allows investors to conduct detailed research on a potential investment in a particular financial instrument.

    - QUOTATIONS: We license real-time and delayed price quote information data for securities traded on exchanges across the United States and Canada as well as in Europe and Asia.

    - CHARTING & ANALYTICS: Our Stockpoint charting and analytics applications provide charting and analytics of equities, funds, currencies, or other financial instruments. The "Interactive" version of this application offers the end user the ability to perform significant analysis on their desktop, including rapidly zooming in and out, adding trend lines, and viewing details on corporate actions. The "Quick" version of this application offers faster loading times with less interactive capabilities. Both versions offer multiple time resolutions and chart types, technical indicators, performance comparisons and data downloads. Many features can be customized by clients using over 150 configuration parameters, and the application can chart not only third-party data but also clients' proprietary data, such as the performance of a mutual fund. This application is available in either an ASP model or an enterprise software model (see Actrellis Enterprise Software Suite description below).

    - NEWS & COMMENTARY: Through relationships with numerous media companies, ScreamingMedia provides a broad range of full-text news, features and market commentary. Our news service tracks news stories by source, type, subject category, geography and keyword, and can automatically display charts and quotes for companies referenced in each story. End users can search for relevant news or sign up for news alerts pertaining to stocks they are following.

    - DETAILED PROFILES: ScreamingMedia provides several categories of detailed information that are fundamental to making well-informed investment decisions. For public companies, we provide business descriptions and summaries of key ratios & statistics. We also provide standardized financials that include income statements, balance sheets and cash flow statements on a quarterly and annual basis. We provide shareholder information, including institutional holdings and insider trades, corporate event data such as earnings announcements, conference calls and web casts and real-time SEC filings. We also provide analyst information including summaries of earnings estimates, revisions and surprises, as well as analysts' recommendations. For IPOs, information is automatically extracted from documents filed with the SEC and includes a business description, financials and an overview of the offering. For mutual funds, information provided includes top holdings, sector distribution, fund performance, administration information and management overview.

    - COMPETITION ANALYSIS: This application allows users to benchmark a company against others in the same industry and the market. A competitor list is automatically generated based on data mined from SEC filings, and users can add other companies of interest to this list. The application then compares and ranks the company against its competitors, the industry sector, and the market on a number of key financial variables.

    PORTFOLIO TRACKING. This suite of tools allows an investor to track all current and potential investments in a unified view and to receive real-time updates on significant events relating to these investments.

    - PORTFOLIO PRO: Our personal portfolio manager is a web and wireless tool that allows users to track the performance of their investment portfolios. Users can create and edit multiple portfolios, customize their views and link to detailed research information. Portfolio Pro can integrate multiple financial instruments such as stocks, funds and cash, and can handle multi-currency transactions. The application calculates current profit and loss for individual and combined portfolios and can calculate scheduled transactions such as dividend deposits and regular monthly investment. End-of day summaries can be emailed to users and data can be exported to Excel for further analysis. This application is available as an ASP application, hosted by ScreamingMedia, or as an enterprise software application since the launch of our Actrellis software in 2002.

    - ALERTS SERVER: Users can choose to be alerted online, via email or via SMS on cell-phones to significant events relating to stocks, funds or indices they are watching. The Alerts Server is available as an ASP application and as an enterprise software application since the launch of our Actrellis Alerts Server software in 2002.

    - SCROLLING TICKER: This application displays updated pricing information for stocks, funds and market indices, as well as news headlines. The Scrolling Ticker is available as an ASP application and as an enterprise software application since the launch of our Actrellis software in 2002.

    - PERSONAL EVENT CALENDAR: This application integrates data related to U.S. economic events, earnings dates, conference calls data, US holidays and market open/close data. The event calendar can be personalized to show events relating to users' portfolio holdings. Clients can integrate their own or other third-party data into the calendar.

    PORTFOLIO EVALUTION & FINANCIAL PLANNING. This suite of applications allows investors to understand the composition and past performance of their investment portfolio, and to compare that with an optimal portfolio based on their financial goals and risk profile.

    - PORTFOLIO EVALUATOR: This application breaks down the holdings in an investment portfolio into important classifications such as asset type (e.g., stocks, funds, bonds, cash), industry sector, exchange and size. This tool graphically displays the allocation of a portfolio according to these classifications and displays the forecast future return of that portfolio based on past investment performance of these asset classes.

    - HYPOTHETICAL INVESTMENT CALCULATOR: This application offers the ability to look at investment scenarios and calculate hypothetical returns over a number of different time periods. ScreamingMedia can create custom tools for clients by integrating proprietary client data such as, in the case of mutual funds, net asset value, dividends, capital gain distributions and splits.

    - FINANCIAL PLANNING TOOLS: The Financial Planning Tool suite combines calculators and investor education programs that allow investors to compare their current status with their financial goals, and to determine an appropriate investment strategy based on their investment profile. The 401k Calculator recommends an asset allocation and contribution level that maximizes the benefits of a user's 401K. The Retirement Age Calculator is based on current age, wealth, and monthly savings. The Income Calculator determines a recommended monthly savings and optimal portfolio allocation across different asset classes.

    - ALLOCATION CALCULATOR: This application is designed for financial advisors to use with sophisticated clients, both individual and institutional, to build a portfolio of investments with an appropriate mix of sector, size and style.

    INVESTMENT SELECTION. We offer the following applications to help investors find suitable investments.

    - STOCK & FUND SCREENERS: We provide powerful screening tools that search databases of fundamental financial information, performance data and technical analysis data (such as measures of a company or fund's risk profile) to find investment opportunities that meet the user's financial objectives. Users can build their own searches or use existing search criteria that we or our customers have determined are applicable to a broad range of investment objectives. Personal search queries can be saved for re-use. Results can be sorted and downloaded.

    - BEST/WORST PERFORMERS: This application locates the best and worst performing investments within a sector, industry or Exchange. Performance can be measured over multiple time periods and data can be sorted by absolute or percentage change.

    - MARKET AERIAL VIEW: The Market Aerial View is an application that provides a visual representation of market sectors, industries, and companies. Size is represented by area and performance by color. Investors can view performance over multiple time periods and can find detailed quotes, industry comparisons, news, charting and analytics for an investment option they select. This visualization tool has already been implemented for US equities and funds, and can be applied to any other data set specified by a customer.

   BUSINESS INFORMATION PRODUCT SUITE

    For corporate websites and intranets, ScreamingMedia has developed a comprehensive suite of applications and technologies that enable customers to present valuable business information to current and prospective customers, business partners and employees. These solutions can be grouped as follows:

    BUSINESS TRACKER. ScreamingMedia's Business Tracker provides personalized tools that help employees research and track information about competitors, customers and industries. Business Tracker consists of modular components that can be presented seamlessly within a customer's intranet, integrating information directly into employees' workflow. Business Tracker includes the following four primary modules:

    - SEARCH. Users can search news archives, public and private company profiles and financials, or screen companies based on a range of criteria, and can save searches for later re-use.

    - MONITOR. Users can build multiple personalized pages to monitor topics of interest. Pages are built from a variety of portlets, each of which is an item of information. Portlets that can be integrated into Monitor pages include saved news searches, news topics, company watch-lists and financial market data

    - NEWS. Users can browse news by topic, industry, or publication.

    - ALERTS. Users can create custom alerts for companies they are tracking.

    CUSTOMIZED NEWS CATEGORIES. ScreamingMedia provides customized news categories for customers to publish on external websites or corporate intranets. A customer may choose to receive all news from a particular source or publication, or to receive news related to a particular topic which we identify using our advanced categorization and filtering processes. News can be integrated into a customer's site via our hosting services, or we can deliver customized feeds to our clients for them to host. Feeds are delivered to customers using the Actrellis Integration Server, which is installed behind the customer's firewall and pulls the relevant information from ScreamingMedia's databases. Actrellis Integration Server customizes the information format and integrates the information into the customer's systems. Customers can allow relevant news to flow onto their site without intervention, or can exercise complete control using the Editor's Desk, which allows the customer to preview and select relevant information, create summaries, illustrate with photos and edit metadata. The Writer's Desk enables the customer to create and integrate proprietary information alongside information from other sources. These publishing tools are part of the Actrellis Integration Server software.

    PORTLET INTEGRATIONS. All of the business information and applications listed above can be offered as portlets that integrate seamlessly into corporate portal software. Many companies are implementing corporate portal software as the foundation of their corporate intranets providing the ability to integrate third-party information alongside internal corporate data. ScreamingMedia offers a number of pre-integrated portlets for leading technology platforms, such as an industry news portlet for the Plumtree corporate portal. Where we have not built a pre-integrated portlet for a particular application or for a particular software platform, we can build this integration as part of our professional services offerings.

   CONSUMER PRODUCT SUITE

    For customers in the Access Provider segment that are looking to drive usage among consumers, ScreamingMedia provides a suite of solutions that combines compelling information with a flexible technology platform that can power services across multiple devices. Customers can leverage our licensed information, or, where they have their own relationships with information providers, can leverage our technology platform to optimize the management of that information.

    INFORMATION INTEGRATION. We provide customers with immediate access to a comprehensive set of news sources covering multiple areas of interest, financial information, sports data, and international weather, as well as location-based information such as local directories, entertainment guides and city guides. ScreamingMedia helps broadband information providers meet their need for multimedia information by providing photos, audio and video.

    MULTI-DEVICE CAPABILITIES. ScreamingMedia provides a range of products and services targeted at optimizing information services for clients whose customers view information on devices other than a PC. These include summarization to make information easier to view on wireless devices, transformation into formats required by non-PC devices, such as Wireless Markup Language, and our My Portal application, which is a fully outsourced portal application that can be viewed on PCs, wireless devices and interactive TV.

   SYNDICATION!CONNECT

    Syndication!Connect is a fully outsourced solution that enables media companies to extend their brand through syndication, without building and maintaining a complex real-time information management infrastructure. Media companies can utilize ScreamingMedia's technology platform to aggregate, process, filter and distribute their textual information to their licensees, who then integrate that information into their digital platforms via our Actrellis Integration Server. For example, we provide these services to FluentMedia, a unit of Tribune Media Services.

   ACTRELLIS ENTERPRISE SOFTWARE SUITE

    Actrellis Enterprise Software is a suite of enterprise software that allows companies to aggregate information from internal sources, from third parties such as information vendors and business partners, and from ScreamingMedia, all behind the security of their firewalls. This information can be integrated into existing business systems or into a suite of applications targeted at the needs of users of financial and business information. This product suite comprises:

    - ACTRELLIS INTEGRATION SERVER. This is the successor technology to our SiteWare product, and pulls information from internal and external sources, normalizes data into consistent formats and delivers the filtered information to any destination. Actrellis Integration Server combines powerful integration, transformation and syndication tools with reporting and monitoring capabilities, and provides publishing tools such as the Editor's Desk and Writer's Desk. Built on industry standard technologies such as J2EE, XML and XSLT, Actrellis Integration Server integrates with leading software including content management systems, application servers and corporate portals.

    - ACTRELLIS FINANCIAL APPLICATIONS. Actrellis Financial Applications comprises Portfolio Pro, Charting and Analytics and Scrolling Ticker applications which are described in the Financial Services Product Suite section. Using this software, financial firms can bring together market data from any source, package it with powerful functionality and deploy it to audiences across the web and wireless networks.

    - ACTRELLIS ALERTS SERVER. Actrellis Alerts Server identifies and extracts timely, relevant information--for example, changes in a stock's price, news on a competitor's product release or sports scores--from multiple sources and delivers it in the form of alerts to web and wireless environments.

   PROFESSIONAL SERVICES

    ScreamingMedia's solutions are supported and differentiated by our ability to provide the following services:

    CUSTOMIZATION. ScreamingMedia provides Parser Engineering, Knowledge Engineering, Content Engineering and other professional services to provide customized solutions to clients. Parser Engineers implement custom feeds of information on behalf of customers. Knowledge Engineers build custom information filters that ensure our clients receive precisely the information they require. Content Engineers create custom information transformation schemas to deliver information to customers in the particular format they require. Other customization work includes modification of and development of applications at a customer's request.

    INTEGRATION. ScreamingMedia provides services for the integration of our information management solutions into customers' existing technology environments. This includes the development of integration kits that enhance the compatability of our solutions with leading content management systems, publishing systems and other technology platforms.

    EDITORIAL SERVICES. ScreamingMedia provides customers with a complete outsourced solution for publishing customized information on their sites. Our in-house editorial team reviews, hand-selects and publishes relevant information tailored to a customer's need.

RELATIONSHIPS WITH INFORMATION PROVIDERS

    We do not generate any original content but instead rely on contractual relationships with major vendors of electronically available information. We employ a specialized team to build and maintain relationships with our network of information providers. We target information providers in three main areas, and a selection of our information providers is listed below:

    - FINANCIAL DATA. Briefing.com, Computershare Analytics, Iverson Financial Systems, FT Interactive Data, Lipper Inc., a Reuters Company, MarketGuide, Morningstar, S&P Comstock, Telekurs, Vickers Stock Research Corp., Worldvest Base, Inc. and Zacks Investment Research.

    - BUSINESS INFORMATION. Agence France Presse (AFP), BusinessWeek Online, Comtex News Network, EFE News Services, Gale, a business unit of the Thomson Learning division of The Thomson Corporation, Knight Ridder/Tribune Business News, Proquest Information & Learning, HealthScout News Service, a product of ScoutNews LLC and Reed Business Information (formerly Cahners), a division of Reed Elsevier, Inc.

    - CONSUMER CONTENT. Accuweather.com, The Associated Press, AScribe Newswire, Astrology.com, Mojam Media, Inc., Red Herring Communications, The Sports Network and USA TODAY.

    These relationships vary in term but are usually one or two year contracts, and include both variable and fixed price payment provisions. Generally, the contracts may not be assigned by either party without the consent of the other party. We believe that we are not solely reliant on any one content provider and that there are alternative sources for any single type of information. However, the need to replace any key vendors could render all or a portion of our services unavailable for a period of time, resulting in a significant negative impact on our client relationships and harm to our reputation. See "Risk Factors--Losing Major Information Providers May Leave Us With Insufficient Information to Retain and Attract Customers."

SALES, BUSINESS DEVELOPMENT & MARKETING

    We market our services primarily through our direct sales force, and also indirectly through our business development group which develops indirect distribution channels. Our sales staff is currently located in New York, San Francisco and London and is divided into teams organized around our target markets, and within this around geographic location and/or business segment.

    To accelerate the adoption of our products and services by large enterprise customers and to enter new markets, our business development group has created a variety of strategic relationships through an alliance program. Under this program we have entered into contractual relationships with a wide range of world-class technology providers and systems integrators. Our alliance members include ATG, Broadvision, BEA Systems, Citrix, Documentum, Interwoven, Oracle, Plumtree, Scientific Atlanta and Sun Microsystems, Inc. These companies promote our products and services to their customers alongside their own offerings. In some cases, our alliance members bundle our solutions with their technology offerings, often involving the development of adapters that integrate our technology with their software. This bundling increases awareness and trial of our services among likely customers, generating incremental revenues. Certain of our alliance members pay us directly for these integrations. We anticipate that these strategic alliances will continue to generate a significant percentage of leads through which we are introduced to potential customers.

    Our sales and business development activities are supported by our marketing organization, which provides corporate and product marketing services, designs and produces our collateral and website, creates support tools and runs a proactive public relations, advertising and direct marketing program.

CUSTOMER SERVICE AND SUPPORT

    We believe that a high level of customer support is critical to our success. We provide our customers with 24 hours a day, seven days a week support. We provide full life-cycle support, beginning with assistance in configuring, installing and customizing the solutions purchased by our clients, and extending to ongoing technical support and account management.

RESEARCH AND DEVELOPMENT

    The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The incorporation of new technologies into our products, continued enhancement of our current product suite and the introduction of new products to meet the increasingly sophisticated needs of our customers are essential to our future success. See "Risk factors--If We Do Not Continue to Develop Our Technology, Our Services May Quickly Become Obsolete."

    This department includes project managers, product managers, quality assurance professionals, client customization teams, adapter and integration specialists, and software engineers. Our engineers have expertise in fields such as computer science, information processing, advanced mathematics, financial theory and artificial intelligence. Certain of our solutions combine internal development and the deployment of technology from third parties. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally.

    Our research and development expenditures, for fiscal 2001, 2000 and 1999 were $7.9 million, $6.4 million and $1.0 million respectively. We expect that we will continue to commit significant resources to research and development in the future. Research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TECHNOLOGY ARCHITECTURE & NETWORK INFRASTRUCTURE

    ScreamingMedia's proprietary software platform is designed for flexibility, scalability and reliability. The primary elements are our hosting platform and our Actrellis suite of enterprise software, which is installed within customers' own data centers. Key features of our technology include:

    - PLATFORM-INDEPENDENCE & COMPATIBILITY WITH EVOLVING TECHNOLOGIES. Both our hosted technology and our Actrellis suite of enterprise software are designed to be compatible with the broad range of technology environments that our customers have implemented to run their business systems. As such, we have adopted industry standard programming codes and data formats wherever possible. The Actrellis suite of enterprise software is written entirely in Java according to the Java 2 Enterprise Edition (J2EE) specification, which allows the software to function on all major operating systems and to integrate effectively with a variety of other software written to the J2EE specification, such as certain application servers and content management systems. ScreamingMedia supports the use of Extensible Markup Language (XML), a flexible and standardized information format, and Extensible Style-sheet Language Transformation technology (XSL-T) to transform XML into customized formats required by our clients. Via our web services platform, our applications are also able to communicate with customer and partner applications via standard, well-defined Application Programming Interfaces (APIs) using standard communication protocols such as Simple Object Access Protocol (SOAP). We intend to continue to build modular, standards-based software and to incorporate evolving technologies into our software.

    - ROBUST INFORMATION PROCESSING AND ANALYSIS TECHNOLOGY. The algorithms employed in our proprietary technology allow real-time processing, concept extraction, filtering and delivery of information. Our aggregation system receives large volumes of information through a variety of channels, including satellite, leased lines and the Internet. Value-added information analysis software produces a uniform metadata layer and allows filtering and searching of information. Our filtering and searching capability incorporates our technology combined with software licensed from Verity Inc. and Autonomy Corporation. As a result, information can be retrieved using a combination of keywords, contextual patterns of words, metadata constraints, and a business rules layer, which enables us to provide targeted, and filtered information solutions to our customers.

    - SCALABLE, RELIABLE NETWORK INFRASTRUCTURE. Our hosting infrastructure consists of multiple servers, mass storage devices and sophisticated routers and switching systems to accommodate high capacity system usage. We use database technology from Microsoft and Oracle as well as our own proprietary database applications to optimize performance for real-time market data. These servers and the applications that run on them implement a scalable, redundant design whereby the functions they perform are distributed across multiple machines. If one of these machines or applications stops functioning, either through failure or for maintenance and upgrading, we are still able to provide our services. We operate three data centers, one in Coralville, Iowa which we operate ourselves and two in New York City which are operated by third parties. All our data centers come equipped with power conditioning and battery back-up, have generator systems capable of providing emergency power to the entire facility, and are secured by 24-hour card-key access. We have implemented detailed, automated monitoring systems and data is regularly backed up and stored off-site. Following the acquisition of Stockpoint, we have been working towards full replication of all our technology in at least two data centers in order to provide continuity of all our services even if one data center were to be rendered totally unusable. Once completed, this effort will significantly improve our disaster recovery capabilities.

COMPETITION

    The market for information management solutions using Internet technologies is new, highly competitive and rapidly evolving. We expect continued strong competition in the future as current competitors improve their offerings and as new participants enter the market. ScreamingMedia encounters competition in four main areas:

    - FINANCIAL INFORMATION PROVIDERS AND MEDIA COMPANIES. Companies such as the Reuters Group, The Thomson Corporation, Standard and Poors and the Associated Press often sell their own information direct to customers. Currently, these companies do not generally offer technology targeted at meeting the same information management needs as ScreamingMedia's technology, and do not integrate other third-party data or customers' proprietary data into their solutions. In the future, these companies may add functionality and services that would enable them to compete more directly with us.

    - APPLICATION SERVICE PROVIDERS AND INFORMATION AGGREGATORS. We face competition from other companies that aggregate information and either host private-label applications that use that data or deliver that data in the form of feeds to customers. These companies include Marketwatch.com, which targets the financial services segment, Factiva, which targets the intranet segment, and Infospace, which targets the access provider segment. Many of these companies currently offer their services directly to individuals as well as on a private-label basis to business customers. We believe that ScreamingMedia's exclusive focus on providing services to other businesses as opposed to direct to consumers provides us an advantage in terms of the ease of integration and customization of our solutions. Nevertheless, this advantage may not be sustainable, and furthermore, while ScreamingMedia is able to leverage the same functionality and information across multiple segments, customers may prefer the solutions of a vendor focused on a single market segment.

    - FINANCIAL AND OTHER ENTERPRISE SOFTWARE VENDORS. We believe that our Actrellis suite of enterprise software, which is focused on the integration and presentation of external information, is an excellent complement to software such as a portfolio accounting system that is focused on tracking user transactions, a content management system that is largely focused on the management of internal information, or a corporate portal application that is largely focused on integration with legacy databases and end-user personalization. However, certain of these software vendors such as Advent Software, Interwoven or Broadvision have already or may in the future develop extensions to their software capabilities to be able to manage external information as effectively as internal information.

    - IN-HOUSE DEVELOPMENT. Major enterprises, particularly in the financial services segment, may choose custom-developed solutions because they believe it is critical to control the technology they use or because they believe their needs are unique. These companies therefore develop technology solutions, often in conjunction with consulting and systems integration firms such as EDS, Accenture and Dimension Data.

    We believe that the principal competitive factors in our market are: cost-effectiveness and return on investment; completeness of solution; ease of integration and customization; breadth, depth and timeliness of information; reliability of the vendor's applications and hosting services; and the vendor's financial strength. We believe that we presently compete favorably with respect to these factors, particularly completeness of solution, cost-effectiveness and ease of integration and customization. Furthermore, while barriers to entry in our market are relatively low, we believe that once our online information management solutions are embedded in our clients' sites and systems, those clients will find the difficulties inherent in replacing our products with those provided by another vendor to be a disincentive to changing providers.

    However, a number of our current and potential competitors are larger than we are, have established relationships with our current and prospective customers, focus on specific segments of our target markets, provide more robust backup service capabilities and have distribution rights for information which we are unable to offer our customers. These differences could prove attractive to our existing and potential customers. Furthermore, some competitors may adopt aggressive pricing strategies to build market share or may choose to bundle our solutions with other software, hardware or information services in a manner that may discourage customers from purchasing products offered by us. See "Risk factors--We Face Intense Competition That Could Impair Our Ability To Grow and Achieve Profitability."

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

    We have four pending U.S. patent applications and three pending foreign patent applications, but presently we do not have any issued patents. Unless and until patents are issued, no patent rights can be enforced. We have three registered U.S. trademarks and twelve pending domestic applications and we have applied for registration of the mark "Screaming Media" in ten foreign jurisdictions.

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

GOVERNMENT REGULATION

    We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. It is possible that a number of laws and regulations may be adopted with respect to our business and the business of our customers. These laws and regulations may impede our ability to offer our products and services to our customers, and they may dissuade our customers from purchasing our products and services. Any new legislation or regulation or the application of existing laws and regulations could have a material and adverse effect on our business, results of operations and financial condition.

    As our services are available anywhere in the world, and as we intend to offer services specifically aimed at jurisdictions outside the United States, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web sites or prosecute us for violations of their laws.

There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

EMPLOYEES

    As of December 31, 2001, we had 215 full-time employees with 65 employees in sales, business development and marketing, 19 in customer service and support, 98 in research and development, network infrastructure and network operations and 33 in finance, human resources, information systems and other general and administrative functions.

    Screaming Media terminated 149 full-time employee positions throughout 2001 as a result of the difficult economic environment and duplicative positions and other synergies as a result of the Stockpoint, Inc. acquisition in August 2001. Employees affected by the downsizing received severance pay and other benefits commensurate with their position and tenure at ScreamingMedia and/or Stockpoint.

    None of our employees is represented by a union, nor are they subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

                                  RISK FACTORS

    An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. We cannot assure you that we will successfully address these risks.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

    It is difficult to value our business and evaluate our prospects because of our limited operating history. We began our current line of business at the end of 1998 and expanded our line of business with the acquisition of Stockpoint, Inc. in August of 2001. Accordingly, we have limited financial and operating data for evaluating our business.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN WORKING TOGETHER AND IF THEY FAIL TO FUNCTION EFFECTIVELY AS A UNIT, OUR OPERATING PERFORMANCE MAY BE ADVERSELY AFFECTED.

    Our Chief Executive Officer has only been employed by us since January, 2002. Moreover, with the acquisition of Stockpoint, Inc., the management team from both companies has been recently integrated and has only been working together as one unit since August, 2001. Therefore, there has been little opportunity to evaluate the effectiveness of our senior management team as a unit. The failure of our senior management to function effectively as a team may have an adverse effect on our ability to maintain a cohesive culture and compete effectively.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES.

    We have incurred operating losses in every quarter since we began our current line of business in 1998. We expect to incur additional losses in 2002. Our ability to achieve profitability will depend on our ability to generate and sustain higher net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase that profitability.

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

    These factors, some of which are beyond our control, make it difficult to forecast our future revenues or results of operations accurately. A portion of our operating expenses are related to costs which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management's expectations, or if our expenses exceed increased revenues, results of operations would be materially adversely affected.

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

    Additionally, new technologies may require us to alter our technology and products to avoid becoming obsolete. Improving our current products and developing and introducing new products will require significant research and development.

WE DO NOT HAVE A PROVEN TRACK RECORD OF SELLING OUR NEW TECHNOLOGY OFFERINGS.

    We have developed and introduced new products and services that have a very limited track record. We cannot assure you whether there will be a significant demand for our new products and services by either our current clients or prospective clients. If the investment we have made in producing and selling these new products and services does not result in significant sales, our business may be materially adversely affected.

INTERNAL OR THIRD-PARTY SYSTEM OR EQUIPMENT FAILURES COULD ADVERSELY AFFECT OUR BUSINESS.

    Our systems and operations are vulnerable to damage or interruption from a variety of factors, including human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage (physical or electronic), computer viruses, vandalism and similar unexpected adverse events. Moreover, while we presently have multiple data centers and have implemented internal redundancy measures, we presently do not have all functionality of all data centers available in multiple sites. We presently have a computer center at our Iowa facilities, and in addition, some of our computer operations are located in facilities owned by third parties (known as "co-location facilities"). Any failure of the computer equipment we use or the third-party telecommunications networks and data centers on which we rely for distribution could interrupt or delay our service. This could lead to customers canceling contracts and could damage our reputation, which could limit our ability to attract additional customers, decrease our revenue and lead to a drop in the value of our common stock.

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

    We compete with:

    - Financial Information Providers and Media Companies, who often sell their own information directly to customers;

    - Application Service Providers and Information Aggregators, who aggregate information and either host private-label applications that use that data or deliver that data in the form of feeds to customers;

    - Financial and other Enterprise Software Vendors, who have already or may in the future develop extensions to their software capabilities to be able to manage external information as efficiently as internal information;

    - The in-house development staffs of many of our clients, who develop technology solutions often in conjunction with consulting and systems integration firms.

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

    While our strategy is to attract large and mid-sized enterprise customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of December 31, 2001 was approximately
$1.1 million. We may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

    Many of the customers we lost were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a significant number of our customers continue to comprise smaller Internet companies similar to those that we lost in 2001. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

LOSING MAJOR INFORMATION PROVIDERS MAY LEAVE US WITH INSUFFICIENT INFORMATION TO RETAIN AND ATTRACT CUSTOMERS.

    We do not generate original content or data and are therefore highly dependent upon third-party information providers. If we were to lose several of our major information providers and were not able to obtain similar content or data from other sources, our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content or data from our current or new providers on favorable terms in the future, if at all.

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

    If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results. Any of these risks and our limited experience in integrating acquisitions could affect our recent acquisition and integration of Stockpoint and any possible future acquisitions.

LEGAL UNCERTAINTIES AND GOVERNMENT REGULATION OF THE INTERNET COULD INHIBIT GROWTH OF THE INTERNET.

    Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has recently passed Internet-related legislation concerning copyrights, taxation, and the online privacy of children. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

    These possibilities could affect us adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than we expect. Complying with new regulations could result in additional cost to us, which could reduce our margins, or it could leave us at risk of potentially costly legal action. We may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Regulators continue to evaluate the best telecommunications policy regarding the transmission of Internet traffic.

RISKS RELATED TO OUR SECURITIES

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT STOCKHOLDERS.

    The stock market in general, the market for technology or Internet-related stocks in particular, has experienced extreme price fluctuations. At times, technology or Internet-related stocks have traded at prices and multiples that are substantially above the historical levels of the stock market in general. Since estimates of the value of technology or Internet-related companies have little historical basis and often vary widely, fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may also fluctuate as a result of factors that are beyond our control or unrelated to our operating results. We expect our stock price to fluctuate as a result of factors such as:

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

    Our executive officers and directors, in the aggregate, beneficially own approximately 39.6% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

    Delaware corporate law and our certificate of incorporation and by-laws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of ScreamingMedia that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

ITEM 2. PROPERTIES

    Our corporate headquarters is located in New York, New York, and occupies approximately 26,197 square feet of leased space. The lease expires in March 2009 with a lease termination option in March 2005 for a payment of $70,000.00. As of November 2001, we vacated 17,100 square feet in New York. The future obligations of this lease were recorded in our restructuring charge during the third quarter of 2001. We continue to pay rent on this lease and charge this amount against accrued restructuring expenses. Our office in Coralville, Iowa, occupies approximately 25,600 square feet of leased space, with a lease that expires in September 2004. As of October 2001 we vacated the premises that we were leasing in San Francisco, California and moved our facilities to the San Francisco premises of Stockpoint, Inc. We have no future obligations to the landlord of the vacated space. As of October 2001, Stockpoint Inc. vacated the premises it was leasing in London, England and moved its facilities into the London premises that we are leasing. We have no future obligations to the landlord of the vacated space. We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

    We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ending December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the NASDAQ National Market under the symbol "SCRM". Public trading of the common stock commenced on August 3, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the NASDAQ National Market:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDING DECEMBER 31, 2001
  First Quarter.............................................   $5.22      $1.63
  Second Quarter............................................    3.51       1.00
  Third Quarter.............................................    3.02       1.26
  Fourth Quarter............................................    2.60       1.16

YEAR ENDING DECEMBER 31, 2000
  Third Quarter.............................................   15.75       8.25
  Fourth Quarter............................................    9.75       2.06

    From the date of receipt of funds from our initial public offering through December 31, 2001, the net proceeds of the offering have been used to support our domestic sales and marketing activities, the expansion of our operations, product development, general corporate purposes and the acquisition of complimentary business and technologies. None of the net proceeds from the offering have, to date, been paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Instead, the net proceeds have been invested in interest bearing, investment-grade securities.

    We have never declared or paid any cash dividends on our common or preferred stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal or regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for the years ended December 31, 2001, 2000, 1999 and 1998 and the balance sheet data at December 31, 2001, 2000, 1999 and 1998 are derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the year ended December 31, 1997, and the balance sheet data as of December 31, 1997 are derived from our financial statements, which have been audited by David Tarlow & Co., C.P.A., P.C., independent auditors.

                            STATEMENTS OF OPERATIONS
            YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue....................................  $ 30,952   $ 21,865   $  2,985    $  567     $  574
Total operating expenses.......................    63,265     65,054     16,479     1,163        669
                                                 --------   --------   --------    ------     ------
Operating (loss)...............................   (32,313)   (43,189)   (13,494)     (596)       (95)
Other income (expense).........................     3,264      3,045        328       (14)        --
                                                 ========   ========   ========    ======     ======
Net loss.......................................  $(29,049)  $(40,144)  $(13,166)   $ (610)    $  (95)
Deemed preferred stock dividends...............        --    (50,523)      (102)       --         --
Net loss to common Stockholders................  $(29,049)  $(90,667)  $(13,268)   $ (610)    $  (95)
                                                 ========   ========   ========    ======     ======
Basic net loss per common share................  $  (0.73)  $  (4.00)  $  (1.08)   $(0.35)    $(0.06)
                                                 ========   ========   ========    ======     ======
Weighted average number of shares of common
  stock outstanding............................    39,670     22,680     12,298     1,731      1,585
                                                 ========   ========   ========    ======     ======

                                                                    AS OF DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2001       2000       1999       1998       1997
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 15,189   $ 58,306   $22,122     $ 120       $ --
Marketable securities............................    48,925     39,820        --        --         --
Working capital..................................    47,249     93,631    21,930        24         41
Total assets.....................................   117,175    122,267    32,370       274        166
Capital lease obligations, less current
  portion........................................     1,858      3,400       647        --         --
Redeemable convertible preferred stock...........        --         --    27,434        --         --
Total stockholders' equity (deficiency)..........    91,472    109,175      (549)     (190)        64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in the forward-looking statements as a result of a variety of factors as discussed in "Risk Factors" and elsewhere in this Annual Report.

THE COMPANY

    ScreamingMedia provides information management solutions to the enterprise. The Company provides turnkey solutions to customers in target segments where information is mission-critical, namely Financial Services, Corporate
Websites & Intranets and Access Providers. ScreamingMedia's solutions encompass technology for integrating third party information and internal information into business systems, applications to present and analyze that information, a range of licensed information from various sources, and services to enable customization and integration of this information into any platform including websites, intranets, wireless solutions and interactive television services.

CRITICAL ACCOUNTING POLICIES

    The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

    The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10K. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

    We have identified revenue recognition, software capitalization, goodwill and our use of estimates as critical accounting policies to our Company:

    REVENUE RECOGNITION: Our revenue recognition policy is significant as our revenue is a key component of our results of operations. For the fiscal years ended 2001, 2000, and 1999, the Company recognized revenue over the life of the applicable contracts. Beginning in Fiscal 2002 we will sell our software and, under certain circumstances, will recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). All other software sales will be recognized over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (SOP 81-1).

    SOFTWARE CAPITALIZATION: Until 2002, we did not sell software as a standalone product. During 2001, we made a decision to modify certain existing internal use software and attempt to sell it as "Actrellis". At the time this decision was made, we determined that we would need to modify our existing software capitalization policy, such that in the future, we would now follow the guidance of SFAS 86,"Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" for software to be sold externally. The internal use software predecessor to Actrellis was developed prior to the issuance of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of Actrellis' predecessor occurred prior to the issuance of SOP 98-1, no amounts related to Actrellis' development were capitalized at December 31, 2001.

    Under SFAS No. 86, research and development costs are expensed as incurred. Additionally, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company's Actrellis software was released soon after technological feasibility was established in 2002. As a result, costs subsequent to achieving technological feasibility under SFAS No. 86 have not been incurred before 2002 and all software development costs have been expensed through December 31, 2001.

    GOODWILL: The Company's intangibles consist primarily of goodwill from our acquisition of Stockpoint accounted for under the purchase method. The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Under the transition provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and long lived intangible assets related to the Company's Stockpoint acquisition have not been periodically amortized in fiscal 2001.

    USE OF ESTIMATES: The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE

    We derive our revenue from the sale of hosted applications, software, customized data, processing and delivery of information as well as set up and professional services.

    HOSTED APPLICATIONS: We sell and host end user applications that enable customers to present information. We sell individual applications such as stock quotes or charts and bundle our applications into business solutions which include the Financial Services Product Suite, the Business Information Product Suite and the Consumer Product Suite. We recognize the revenue from hosted applications on a subscription basis once the product has been implemented.

    SOFTWARE: ScreamingMedia sells the Actrellis Integration Server Software, formerly known as Siteware, which customers install behind their firewall in order to receive information from ScreamingMedia. The revenue from this product is recognized ratably over the contract term. In 2002, we began selling our Actrellis Enterprise Software Suite which customers can use to integrate and present information without receiving any data or recurring services from ScreamingMedia.

    This stand-alone software is sold as a perpetual or annual license fee and the fees vary according to the version and functionality of software selected. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), software license revenue is generally recognized when, the contracted is executed, all delivery obligations have been met, the fee is fixed and determinable, collectibility is probable and vendor specific objective evidence is determinable. For some arrangements, we may provide services that are essential to the functionality of the software selected. For these arrangements both the license revenue and services revenue will be recognized in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (SOP 81-1). We will account for these arrangements under the percentage of completion contract method pursuant to SOP 81-1.

    Maintenance revenue for technical product support is recognized ratably over the term of the contract.

    CUSTOMIZED DATA: We provide clients with information, which is either delivered as a customized data feed or presented in our hosted applications. We charge clients based on the type and volume of information, and recognize this revenue on a subscription basis.

    PROCESSING AND DELIVERY: For clients that have direct relationships with information providers and for our Syndication!Connect product, we provide a technology platform for the delivery and integration of information. We charge a processing and delivery fee based on the amount of data delivered. This revenue is recognized on a subscription basis.

    SET-UP FEES: Most of our products require a one-time set-up fee which include charges for building custom filters that enable the customer to receive customized information, and integration kits that enable deeper integration of our information management solutions with third party software such as content management systems and enterprise information portals that customers use to operate their site. Set-up revenue is recognized ratably over the term of the contract.

    PROFESSIONAL SERVICES: We offer professional services which include customization of products, systems integration services and other special projects including editorial services and consulting. This revenue is generally recognized as the service is performed.

    We record billed amounts due from clients in excess of revenue recognized as deferred revenue on our balance sheet. Our contracts typically have lengths of one or two years. We report our revenue net of allowances and rebates.

COST OF SERVICES

    Cost of services consist of royalties to information providers as well as costs for bandwidth, storage of our servers in third-party network data centers and certain costs associated with the maintenance of our infrastructure. We also include certain payroll and related expenses pertaining to staff associated with client implementation, developing custom applications, performing editorial and quality assurance services and maintaining our network operations.

    We have several different arrangements with information providers. The majority of our contracts are based on royalty fees that are calculated monthly, based on the volume of a provider's information relayed to our customers. In certain cases, the contractual agreement is based on fixed fees or subject to a minimum charge. Certain of these fixed fee arrangements include additional fees at a variable rate once our clients exceed a specified usage volume. In other cases, we license information based on a per client basis.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salaries and related personnel costs associated with the research, design and development of software applications and services supporting our business. These include engineers that are developing and maintaining our software and infrastructure and our product managers. Research and development costs are expensed as incurred until technological feasibility is established for software to be sold. We believe under our current software engineering processes that the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date for software developed for external sales. For software developed for internal use, expenses are capitalized while in the application development stage and expensed while in the preliminary and post implementation stages.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses include costs of sales and marketing personnel, as well as business development and customer support personnel, related overhead, commissions, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of personnel and related costs for general corporate functions including accounting, finance, human resources, legal and other administrative functions, as well as provisions for doubtful accounts and bad debt expense.

STOCK BASED COMPENSATION

    We recorded a charge for the amortization of deferred stock-based compensation of approximately $881,000 and $17.6 million for the years ended December 31, 2001 and 2000, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. In connection with the grant of stock options to employees, we recorded deferred stock compensation of $0 and $17.5 million for the years ended December 31, 2001 and 2000, respectively. Deferred stock-based compensation that will be subsequently amortized as expense for each of the next four fiscal years, including options granted through December 31, 2001, is estimated to be as follows:

PERIOD                                                            AMOUNT
------                                                        --------------
                                                              (IN THOUSANDS)
Year ending December 31, 2002...............................      $1,622
Year ending December 31, 2003...............................         187
Year ending December 31, 2004...............................          13
                                                                  ------
Total.......................................................      $1,822
                                                                  ======

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                2001          2000          1999
                                                              --------      --------      --------
Revenue.....................................................     100%          100%          100%
                                                                ====          ====          ====
Operating expenses:
Cost of services (excluding depreciation of 3%, 3%, and 4%
  for the years ended December 31 2001, 2000, and 1999
  respectively, shown below)................................      30%           27%           34%
Research and development (excluding stock-based compensation of 0%, 9%, and 2% for the years ended December 31, 2001,
  2000, and 999 respectively, shown below)..................      25            29            35
Sales and marketing (excluding stock-based compensation of
  0%, 20%, and 61% for the years ended December 31, 2001,
  2000 and 1999, respectively, shown below).................      47            95           135
General and administrative (excluding stock-based
  compensation of 3%, 51%, and 140% for the years ended
  December 31, 2001, 2000 and 1999, respectively, shown
  below)....................................................      42            50           130
  Depreciation and amortization.............................      18            17            15
  Restructuring.............................................      40            --            --
  Stock-based compensation..................................       3            80           203
                                                                ----          ----          ----
    Total operating expenses................................     205           298           552
                                                                ----          ----          ----
Operating income (loss).....................................    (105)         (198)         (452)
Other income (expense), net.................................      11            16            11
                                                                ----          ----          ----
  Net income (loss).........................................     (94)%        (182)%        (441)%
                                                                ====          ====          ====

* Certain reclassifications have been made to the 1999 and 2000 financial statements to conform with the 2001 presentation- see footnote #2 to the financial statements included elsewhere herein.

YEARS ENDED DECEMBER 31, 2000 AND 2001

    REVENUE. Revenue totaled approximately $31.0 million for the year ended December 31, 2001, an increase of $9.1 million or 42% from $21.9 million in the previous year. This increase was primarily due to the acquisition of Stockpoint, which accounted for $6.8 million of revenue. After adjusting for the acquisition, revenues increased by $2.3 million, an increase of 11% over the prior year. This increase was due to an overall increase in fees per customer as a result of our expanded product offerings and directing our sales efforts to enterprises that require larger, more comprehensive information solutions. Our average contract value increased approximately 52% over the prior year. We experienced revenue growth even as we lost customers, most of which were smaller, internet related customers. At December 31, 2001 we had 787 customers compared to 1,315 in the prior year. Stockpoint had approximately 207 customers at December 31, 2001 out of our total 787. In both 2001 and 2000, no customer accounted for over 10% of revenue. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

    COST OF SERVICES. Cost of services increased to $9.2 million for the year ended December 31, 2001, from $5.9 million for the year ended December 31, 2000. As a percentage of revenue, cost of services increased to approximately 30% for the year ended December 31, 2001 from approximately 27% for the year ended December 31, 2000. After adjusting for cost of services related to the acquisition of Stockpoint, of approximately $2.0 million, cost of services increased by $1.3 million to $7.2 million, an increase as a percentage of revenue over the prior year to 30% from 27%. The increase was primarily due to increases in certain payroll and related expenses, fees paid to network providers for bandwith and monthly fees for housing our servers in third-party network data centers.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $7.9 million for the year ended December 31, 2001, from $6.4 million for the year ended December 31, 2000. As a percentage of revenue, research and development expenses decreased to approximately 25% for the year ended December 31, 2001 from approximately 29% for the year ended December 31, 2000. After adjusting for research and development expense related to the Stockpoint acquisition, of approximately $1.1 million, research and development increased slightly by $400,000 to $6.8 million, a slight decrease as a percentage of revenue over the prior year to 28% from 29%. The absolute dollar increase was due to an increase in direct personnel costs and further development of our Actrellis Integration server software suite and hosting platform.

    SALES AND MARKETING. Sales and marketing expenses decreased to $14.5 million for the year ended December 31, 2001, from $20.8 million for the year ended December 31, 2000. As a percentage of revenue, sales and marketing expenses decreased to approximately 47% for the year ended December 31, 2001 from approximately 95% for the year ended December 31, 2000. After adjusting for the additional sales and marketing expense related to the Stockpoint acquisition, sales and marketing expense decreased to $12.8 million, a decrease as a percentage of revenue to 53% from 95% in the prior year. This decrease is attributable to a significant headcount reduction in our sales, marketing and information provider management departments and reductions in advertising, trade shows and other marketing related expenses. This offset an increase in commission expense that resulted from an increase in sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $13.1 million for the year ended December 31, 2001, from $10.8 for the year ended December 31, 2000. As a percentage of revenue, general and administrative expenses decreased to approximately 42% for the year ended December 31, 2001 from approximately 50% for the year ended December 31, 2000. After adjusting for general and administrative costs related to the acquisition of Stockpoint of approximately $600,000, our underlying general and administrative expenses increased to $12.5 million, an increase as a percentage of revenue to 52% from 50% in the prior year. The increase in general and administrative expenses was due to an increase in bad debt expense, certain professional fees including legal costs for failed merger and acquisition activity and an increase in corporate and franchise taxes.

    AMORTIZATION OF INTANGIBLES. In connection with the acquisition of Stockpoint, we are in the process of obtaining an independent valuation of the assets and liabilities acquired, as well as identifying the intangible assets acquired in order to finalize the allocation of the purchase price of the transaction. The valuation will be finalized within one year of the acquisition date. For the year ending December 31, 2002 we will incur amortization expense once we have identified the intangible assets related to the acquisition.

    RESTRUCTURING. In July 2001 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of 74 employees, from sales and marketing, research and development and the general and administrative areas, as well as the consolidation of some of our leased office space, the closure of several of our offices and asset impairment charges. As a consequence, we recorded a $12.2 million charge to operations during the third quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $8.7 million in operating expenses. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change. We incurred no such restructuring charges for the year ended
December 31, 2000.

    STOCK-BASED COMPENSATION. We recognized stock-based compensation expense of approximately $881,000 and $17.6 million for the years ended December 31, 2001 and 2000, respectively. The decrease is primarily due to a reversal of unearned stock options. As a percentage of revenue, stock based compensation decreased to approximately 3% for the year ended December 31, 2001 from approximately 80% for the year ended December 31, 2000.

YEARS ENDED DECEMBER 31, 1999 AND 2000

    REVENUE. Total revenue increased to $21.9 million for the year ended December 31, 2000, from $3.0 million in the previous year. This increase was mostly due to an increase in our customers to 1,315 at December 31, 2000 from 422 at December 31, 1999. Also contributing to this increase was a 11% increase in the average monthly services revenue per customer and a 109% increase in average license and set-up fees for new customers due to the introduction of new products. The introduction of our new products also resulted in follow-on orders from existing customers. In 2000, no customer accounted for over 10% of revenue and we do not anticipate that any one customer will account for more than 10% of revenue in the year ending December 31, 2001. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

    COST OF SERVICES. Cost of services increased to $5.9 million for the year ended December 31, 2000, from $1.0 million in the year ended December 31, 1999. As a percentage of revenue, cost of services decreased to approximately 27% for the year ended December 31, 2000 from approximately 34% for the year ended December 31, 1999. The absolute dollar increase was primarily due to increases in revenue resulting in higher fees paid to information providers, and an increase in the number of employees in the implementation and content engineering, network operations, and professional services departments. We anticipate that the cost of services will continue to grow in absolute dollars as we expand our business.

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

    SALES AND MARKETING. Sales and marketing expenses increased to $20.8 million for the year ended December 31, 2000, from $4.0 million for the year ended December 31, 1999. As a percentage of revenue, sales and marketing expenses decreased to approximately 95% for the year ended December 31, 2000 from approximately 135% for the year ended December 31, 1999. The increase in sales and marketing expense in absolute dollars was due to a significant increase in compensation expense associated with the growth of our sales force, customer support and marketing programs, the opening of new sales offices in the United States, and the establishment of foreign offices in Europe. The decrease in sales and marketing as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures, and we expect this trend to continue in the foreseeable future.

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

    OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $3.0 million in 2000 from $328,000 in 1999. The significant increase from 1999 to 2000 was due to interest income earned on higher cash balances, cash equivalents and short-term investments resulting from both our Series C and initial public offerings in July and August, respectively.

    The following table sets forth our unaudited quarterly operating results for the years ended December 31, 2001 and 2000. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements elsewhere contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                         THREE MONTHS ENDED
                                   ---------------------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                     2000        2000         2000            2000         2001
                                   ---------   --------   -------------   ------------   ---------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue....................    2,719       4,705        6,584           7,856        7,601
                                    ------      ------       ------          ------       ------
Operating expenses:
  Cost of services (excluding
    depreciation of $126, $123,
    $256, $151, $162, $259, $156
    and $227 in the first quarter
    of 2000 through the fourth
    quarter of 2001,
    respectively, as shown
    below).......................      947       1,427        1,985           1,543        2,219
  Research and development
    (excluding stock-based
    compensation of $493, $657,
    $439, $431, $(502), $229,
    $161 and $236 in the first
    quarter of 2000 through the
    fourth quarter of 2001,
    respectively, as shown
    below).......................    1,206       1,354        1,835           1,960        1,855
  Sales and marketing (excludes
    stock-based compensation of
    $1,162, $1,374, $1,171, $812,
    $129, $430,$(473) and $(196)
    in the first quarter of 2000
    through the fourth quarter of
    2001, respectively, as shown
    below).......................    4,195       4,528        6,156           5,884        4,320
  General and administrative
    (excludes stock-based
    compensation of $2,947,
    $3,218, $2,499, $2,373, $270,
    $407, $485 and $(296) in the
    first quarter of 2000 through
    the fourth quarter of 2001,
    respectively, as shown
    below).......................    2,378       2,176        2,199           4,071        3,839
  Depreciation and
    amortization.................      549         732          936           1,417        1,487
  Stock-based compensation.......    4,602       5,249        4,109           3,616         (103)
  Restructuring charge...........       --          --           --              --           --
                                    ------      ------       ------          ------       ------
Total operating expenses.........   13,877      15,466       17,220          18,491       13,617
                                    ------      ------       ------          ------       ------

                                             THREE MONTHS ENDED
                                   ---------------------------------------
                                   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                     2001         2001            2001
                                   --------   -------------   ------------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue....................    6,701        7,244           9,405
                                    ------       ------          ------
Operating expenses:
  Cost of services (excluding
    depreciation of $126, $123,
    $256, $151, $162, $259, $156
    and $227 in the first quarter
    of 2000 through the fourth
    quarter of 2001,
    respectively, as shown
    below).......................    1,887        2,239           2,866
  Research and development
    (excluding stock-based
    compensation of $493, $657,
    $439, $431, $(502), $229,
    $161 and $236 in the first
    quarter of 2000 through the
    fourth quarter of 2001,
    respectively, as shown
    below).......................    1,955        2,150           1,893
  Sales and marketing (excludes
    stock-based compensation of
    $1,162, $1,374, $1,171, $812,
    $129, $430,$(473) and $(196)
    in the first quarter of 2000
    through the fourth quarter of
    2001, respectively, as shown
    below).......................    3,670        3,145           3,377
  General and administrative
    (excludes stock-based
    compensation of $2,947,
    $3,218, $2,499, $2,373, $270,
    $407, $485 and $(296) in the
    first quarter of 2000 through
    the fourth quarter of 2001,
    respectively, as shown
    below).......................    3,474        3,128           2,671
  Depreciation and
    amortization.................    1,476        1,141           1,353
  Stock-based compensation.......    1,066          173            (256)
  Restructuring charge...........       --       12,239              --
                                    ------       ------          ------
Total operating expenses.........   13,528       24,215          11,904
                                    ------       ------          ------

                                                         THREE MONTHS ENDED
                                   ---------------------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                     2000        2000         2000            2000         2001
                                   ---------   --------   -------------   ------------   ---------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss...................   (11,158)    (10,761)     (10,636)        (10,635)      (6,016)
                                   --------    --------     --------        --------     --------
Other income.....................       250         113        1,161           1,521        1,407
                                   --------    --------     --------        --------     --------
Net loss.........................   (10,908)    (10,648)      (9,475)         (9,114)      (4,609)
                                   ========    ========     ========        ========     ========
Deemed preferred stock
  dividends......................      (154)       (155)     (50,215)             --           --
                                   --------    --------     --------        --------     --------
Loss attributable to common
  stockholders...................  $(11,062)   $(10,803)    $(59,690)       $ (9,114)    $ (4,609)
                                   ========    ========     ========        ========     ========
Basic net loss per common
  share..........................      (.88)       (.85)       (2.16)           (.24)        (.12)
                                   ========    ========     ========        ========     ========
Weighted-average number of shares
  used in computation of basic
  net loss per share.............    12,526      12,773       27,594          37,932       37,964
                                   ========    ========     ========        ========     ========
PRO FORMA BASIC NET LOSS PER
  COMMON SHARE
Loss attributable to common
  stockholders...................  $(11,062)   $(10,803)    $(59,690)       $ (9,114)    $ (4,609)
Add amortization of deferred
  stock compensation.............     4,601       5,249        4,109           3,616         (103)
Add deemed preferred stock
  dividends......................       154         155       50,215              --           --
Add restructuring and asset
  impairment charge..............        --          --           --              --           --
Add provision for impairment of
  investments....................        --          --           --              --           --
                                   --------    --------     --------        --------     --------
Net loss in computing pro forma
  basic net loss per common
  share..........................  $ (6,307)   $ (5,399)    $ (5,366)       $ (5,498)    $ (4,712)
                                   ========    ========     ========        ========     ========
Shares used in computation of
  basic net loss per common
  share..........................    12,526      12,773       27,594          37,932       37,964
Add pro forma adjustment to
  reflect weighted average effect
  of the assumed conversion of
  convertible preferred stock....    11,349      11,349        6,958              --           --
                                   ========    ========     ========        ========     ========
Shares used in computing pro
  forma basic net loss per common
  share..........................    23,875      24,122       34,552          37,932       37,964
                                   ========    ========     ========        ========     ========
Pro forma basic net loss per
  common share...................  $  (0.26)   $  (0.22)    $  (0.16)       $  (0.14)    $  (0.12)
                                   ========    ========     ========        ========     ========

                                             THREE MONTHS ENDED
                                   ---------------------------------------
                                   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                     2001         2001            2001
                                   --------   -------------   ------------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss...................    (6,827)     (16,971)         (2,499)
                                   --------     --------        --------
Other income.....................     1,038          213             607
                                   --------     --------        --------
Net loss.........................    (5,789)     (16,758)         (1,892)
                                   ========     ========        ========
Deemed preferred stock
  dividends......................        --           --
                                   --------     --------        --------
Loss attributable to common
  stockholders...................  $ (5,789)    $(16,758)       $ (1,892)
                                   ========     ========        ========
Basic net loss per common
  share..........................      (.15)        (.42)           (.04)
                                   ========     ========        ========
Weighted-average number of shares
  used in computation of basic
  net loss per share.............    38,097       40,087          42,256
                                   ========     ========        ========
PRO FORMA BASIC NET LOSS PER
  COMMON SHARE
Loss attributable to common
  stockholders...................  $ (5,789)    $(16,758)       $ (1,892)
Add amortization of deferred
  stock compensation.............     1,066          173            (256)
Add deemed preferred stock
  dividends......................        --           --              --
Add restructuring and asset
  impairment charge..............        --       12,239              --
Add provision for impairment of
  investments....................        --          400              --
                                   --------     --------        --------
Net loss in computing pro forma
  basic net loss per common
  share..........................  $ (4,723)    $ (3,946)       $ (2,148)
                                   ========     ========        ========
Shares used in computation of
  basic net loss per common
  share..........................    38,097       40,087          42,256
Add pro forma adjustment to
  reflect weighted average effect
  of the assumed conversion of
  convertible preferred stock....        --           --              --
                                   ========     ========        ========
Shares used in computing pro
  forma basic net loss per common
  share..........................    38,097       40,087          42,256
                                   ========     ========        ========
Pro forma basic net loss per
  common share...................  $  (0.12)    $  (0.10)       $  (0.05)
                                   ========     ========        ========

------------------------------

* Certain reclassifications have been made to the 1999 and 2000 financial statements to conform with the 2001 presentation. See footnote #2 to the financial statements included herein.

NET LOSS PER COMMON SHARE

    Basic net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

    Pro forma basic net loss excludes the amortization of deferred stock compensation, deemed preferred stock dividends, restructuring charges and the provision for impairment of investments of $4,755, $5,404, $54,324, $3,616, $(103), $1,066, $12,812 and $(256) for the three months ending March 31, 2000 through December 31, 2001 (in thousands), respectively.

    Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities included $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of December 31, 2001 and 2000, we had cash and cash equivalents and marketable securities of approximately $64.1 million and $98.1 million respectively.

    We operate from leased premises in New York, satellite offices in San Francisco, London and Iowa. Our current aggregate annual rental obligations under these leases are approximately $2.1 million for 2001 and 2002. For the years ended December 31, 2001 and 2000, our capital expenditures were $3.2 million and $7.9 million, respectively. Capital expenditures were primarily for computers, hardware, software and professional services to design our new financial systems and networking equipment.

    As of December 31, 2001, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. At the end of each capital lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. In connection with the acquisition of Stockpoint Inc., a financial institution acting as a trustee for debenture holders is the beneficiary of an irrevocable standby letter of credit for $6.3 million. Our obligation regarding the $6.3 million letter of credit has been 99% satisfied as of March 28, 2002. A leasing company is the beneficiary of a $3.6 million irrevocable standby letter of credit with a financial institution securing their leasing agreement with us. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

    For the year ended December 31, 2001, net cash used in operating activities was approximately $14.8 million. The net cash used in operating activities for the year ended December 31, 2001 resulted primarily from net losses of $29.0 million, offset by $12.8 million in non-cash charges. The non-cash charges consist primarily of approximately $5.5 million of depreciation, $6.1 million of restructuring charge, $881,000 of stock based compensation, and a $400,000 charge for impaired investments. In addition, accounts receivable decreased by $1.2 million, accrued restructuring expenses increased by $4.5 million and prepaid expenses decreased by approximately $320,000. This was offset by a $4.2 million decrease in accounts payable and accrued expenses and a decrease in deferred revenue of approximately $352,000.

    The net cash used in operating activities for the year ended December 31, 2000 resulted primarily from net losses of $40.1 million and an increase in trade accounts receivable of $3.6 million. This was offset by $22.2 million in non-cash charges, of which stock-based compensation accounted for $17.6 million, an increase of $1.0 million in accounts payable and accrued expenses, a $1.8 million increase in deferred revenue and a $967,000 decrease in prepaid expenses and other assets.

    The net cash used in operating activities for the year ended December 31, 1999 resulted primarily from net losses of $13.2 million, an increase in prepaid expenses and other assets of $3.9 million and an increase in trade accounts receivable of $1.4 million offset by a $6.1 million non-cash charge for stock-based compensation.

    For the year ended December 31, 2001 the net cash used in investing activities was approximately $26.7 million. Net cash used in investing activities resulted from $8.8 million for the purchase of marketable securities and $3.2 million for the purchase of property and equipment. In addition, the acquisition of Stockpoint resulted in a net cash outflow of approximately
$14.7 million. This consisted primarily of debt repayments of approximately $13.2 million and severance and other exit costs.

    For the years ended December 31, 2000 and 1999, net cash used in investing activities was $47.7 million and $3.8 million, respectively. The net cash used in investing activities for the year ended December 31, 2000 was principally for the purchase of marketable securities, equipment leasehold improvements and the rollout of our new financial system. The net cash used in investing activities for the year ended December 31, 1999 was principally for the purchase of equipment and leasehold improvements.

    For the years ended December 31, 2001 net cash used by financing activities was approximately $1.8 million. Net cash used by financing activities for the year ended December 31, 2001 resulted primarily from the repayment of capital leases of $2.8 million offset by approximately $1.0 million in proceeds from the exercise of stock options and the employee stock purchase plan.

    For the years ended December 31, 2000 and 1999 net cash provided by financing activities was $101.6 million and $33.5 million. Net cash provided by financing activities for the year ended December 31, 2000 was primarily the result of net proceeds from the sale of convertible preferred stock of $46.2 million and the net proceeds from the sale of common stock upon completion of our initial public offering of $57.9 million. This was offset by repayments of our capital lease obligations of $2.2 million and payment for the repurchase of treasury stock for $1.0 million, offset by proceeds from the exercise of a warrant and stock options of $765,000. Net cash provided by financing activities for the year ended December 31, 1999 was provided substantially by net proceeds generated from our issuances of Series A and B preferred stock.

    We believe that the net proceeds from our initial public offering, together with the net proceeds from the Series C preferred stock offering and our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next twelve months. In addition, if we undertake significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133," the provisions of SFAS No. 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, did not and has not had a material effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized. The Company will adopt this standard as of the beginning of its fiscal year 2002 (January 1, 2002). The Company has not yet completed its fair value study of the net assets acquired in its Stockpoint acquisition and therefore cannot estimate the impact of SFAS No. 142 on its financial statements.

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

    In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We are currently evaluating the effects of these changes on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Sensitivity. We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

    Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. We do not currently use derivative financial instruments. As of December 31, 2001 the effect of foreign exchange rate fluctuations was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ScreamingMedia, Inc

Independent Auditors' Report................................     41

Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000.........................................     42

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999.........................     43

Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency) for the Years Ended December 31, 2001, 2000,
  and 1999..................................................     44

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999.........................     45

Notes to Consolidated Financial Statements..................     47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ScreamingMedia Inc.

    We have audited the accompanying consolidated balance sheets of ScreamingMedia Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
February 5, 2002

                              SCREAMINGMEDIA INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................  $ 15,189,440   $ 58,305,096
Marketable securities.......................................    48,925,499     39,819,978
Accounts receivable, net of allowance for doubtful accounts
  of $1,130,000 and $1,150,000 as of December 31, 2001 and
  2000, respectively........................................     5,577,430      3,968,123
Prepaid expenses............................................     1,402,467      1,229,680
                                                              ------------   ------------
Total current assets........................................    71,094,836    103,322,877
PROPERTY AND EQUIPMENT--Net of accumulated depreciation and
  amortization..............................................    11,007,497     16,230,591
INVESTMENTS.................................................            --        399,987
GOODWILL AND OTHER INTANGIBLE ASSETS........................    34,063,396             --
OTHER ASSETS................................................     1,009,224      2,313,072
                                                              ------------   ------------
TOTAL ASSETS................................................  $117,174,953   $122,266,527
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $  6,217,752   $  4,281,053
Accrued restructuring expenses..............................     4,452,883             --
Deferred revenue............................................    11,036,116      2,684,026
Current portion of capital lease obligations................     2,138,723      2,726,639
                                                              ------------   ------------
Total current liabilities...................................    23,845,474      9,691,718
                                                              ------------   ------------
NONCURRENT LIABILITIES:
Capital lease obligations, less current portion.............     1,857,707      3,399,617
                                                              ------------   ------------
Total liabilities...........................................    25,703,181     13,091,335
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 100,000,000 shares authorized and 43,901,678 and 39,539,351 issued and 42,350,139 and
  37,937,812 outstanding at December 31, 2001 and December
  31, 2000..................................................       439,017        395,394
Additional paid-in capital..................................   225,455,188    223,798,675
Warrants....................................................     1,638,388      1,008,925
Deferred compensation.......................................    (1,822,393)   (10,456,432)
Treasury stock..............................................      (968,738)      (999,956)
Accumulated deficit.........................................  (133,630,005)  (104,581,127)
Accumulated other comprehensive income......................       360,315          9,713
                                                              ------------   ------------
Total stockholders' equity..................................    91,471,772    109,175,192
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $117,174,953   $122,266,527
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2001           2000           1999
                                                      ------------   ------------   ------------
NET REVENUE.........................................  $ 30,951,528   $ 21,864,750   $  2,985,190
                                                      ------------   ------------   ------------
OPERATING EXPENSES:
Cost of services (excluding depreciation of
  $803,634, $656,282, and $118,702, for the years
  ended December 31, 2001, 2000 and 1999,
  respectively, shown below)........................     9,210,844      5,901,953      1,017,043
Research and development (excluding stock-based
  compensation of $123,784, $1,967,477 and $63,943
  for the years ended December 31, 2001, 2000 and
  1999, respectively, shown below)..................     7,853,478      6,354,821      1,048,651
Sales and marketing (excluding stock-based
  compensation of ($110,042), $4,379,818 and
  $1,821,708 for the years ended December 31, 2001,
  2000 and 1999, respectively, shown below).........    14,512,318     20,763,115      4,027,682
General and administrative (excluding stock-based
  compensation of $866,888, $11,228,342 and
  $4,176,647 for the years ended December 31, 2001,
  2000 and 1999, respectively, shown below).........    13,111,678     10,848,327      3,872,217
Depreciation and amortization.......................     5,456,470      3,633,805        451,309
Restructuring and asset impairment charge...........    12,239,202             --             --
Stock-based compensation............................       880,630     17,575,637      6,062,298
                                                      ------------   ------------   ------------
Total operating expenses............................    63,264,620     65,077,658     16,479,200
                                                      ------------   ------------   ------------
OPERATING LOSS......................................   (32,313,092)   (43,212,908)   (13,494,010)
                                                      ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest income.....................................     4,157,740      3,446,425        381,373
Interest expense....................................      (493,539)      (377,683)       (53,102)
Impairment of investments...........................      (399,987)            --             --
                                                      ------------   ------------   ------------
Total other income, net.............................     3,264,214      3,068,742        328,271
                                                      ------------   ------------   ------------
NET LOSS............................................   (29,048,878)   (40,144,166)   (13,165,739)
Deemed preferred stock dividends....................            --    (50,523,221)      (102,024)
                                                      ------------   ------------   ------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS..............   (29,048,878)   (90,667,387)   (13,267,763)
Basic net loss per common share applicable to common
  stockholders......................................  $      (0.73)  $      (4.00)  $      (1.08)
Weighted-average number of shares of common stock
  outstanding.......................................    39,670,295     22,679,745     12,298,091

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    CONVERTIBLE
                                                                  PREFERRED STOCK
                                          PREFERRED STOCK            SERIES A              COMMON STOCK        COMMON STOCK
                                       ---------------------   ---------------------   ---------------------   ----------
                                         SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      SHARES
                                       ----------   --------   ----------   --------   ----------   --------   ----------
Balance, January 1, 1999.............   4,000,000    $ 400                  $           3,400,000    $ 340
Reincorporation......................  (4,000,000)    (400)                            (3,400,000)    (340)    13,492,064
Stock grants.........................                                                                             105,238
Issuance of Series A preferred
  stock..............................                           1,527,085    15,271
Warrants granted to investment
  bankers............................
Warrants granted for legal
  services...........................
Warrants granted for architechtural
  services...........................
Conversion of notes into common
  stock..............................                                                                             443,298
Interest expense on convertible
  note...............................
Issuance of stock options to
  employees..........................
Amortization of deferred
  compensation.......................
Preferred stock dividends............
Net loss.............................
Comprehensive loss...................
                                       ----------    -----     ----------   --------   ----------    -----     ----------
Balance, December 31, 1999...........                           1,527,085    15,271                            14,040,600
Issuance of stock options to
  employees..........................
Warrant granted to sublessor.........
Exercise of warrant granted to
  sublessor..........................                                                                              67,460
Exercise of stock options by
  employees..........................                                                                             346,819
Warrant granted to advertising
  firm...............................
Amortization of deferred
  compensation.......................
Conversion of preferred stock -Series
  A, B, C............................                          (1,527,085)  (15,271)                           19,602,772
Preferred stock dividends............
Initial public offering..............                                                                           5,481,700
Warrant granted to landlord..........
Issuance of stock from treasury
  stock..............................
Comprehensive Loss...................
Net loss.............................
Unrealized gain on securities........
Unrealized loss on foreign currency
  translation........................
Comprehensive loss...................
                                       ----------    -----     ----------   --------   ----------    -----     ----------
Balance,
  December 31, 2000                                                                                            39,539,351
Issuance of stock from treasury
  stock..............................
Amortization of deferred
  compensation.......................
Common stock issued for acqusition of
  Stockpoint.........................                                                                           3,725,735
Warrants issued for acquisition of
  Stockpoint.........................
Exercise of stock options by
  employees..........................                                                                             457,253
Issuance of common stock to employees
  through employee stock purchase
  plan...............................                                                                             179,339
Net loss.............................
Unrealized gain on securities........
Unrealized gain on foreign currenty
  translation........................
Comprehensive loss:..................
-------------------------------------  ----------    -----     ----------   --------   ----------    -----     ----------
Balance,
  December 31, 2001..................          --    $  --             --   $    --            --    $  --     43,901,678
=====================================  ==========    =====     ==========   ========   ==========    =====     ==========


                                     MMON STOCK
                                          ----------     PAID-IN                      DEFERRED
                                             AMOUNT      CAPITAL       WARRANTS     COMPENSATION
                                            --------   ------------   ----------   --------------
Balance, January 1, 1999.............       $          $    474,874   $             $
Reincorporation......................        134,921       (134,181)
Stock grants.........................          1,052         76,723
Issuance of Series A preferred
  stock..............................                     5,381,176
Warrants granted to investment
  bankers............................                                    687,000
Warrants granted for legal
  services...........................                                     50,000
Warrants granted for architechtural
  services...........................                                     50,000
Conversion of notes into common
  stock..............................          4,433        545,567
Interest expense on convertible
  note...............................                        35,138
Issuance of stock options to
  employees..........................                    16,441,347                  (16,441,347)
Amortization of deferred
  compensation.......................                                                  6,062,298
Preferred stock dividends............
Net loss.............................

Comprehensive loss...................
                                            --------   ------------   ----------    ------------
Balance, December 31, 1999...........        140,406     22,820,644      787,000     (10,379,049)
Issuance of stock options to
  employees..........................                    17,479,520                  (17,479,520)
Warrant granted to sublessor.........                                    740,000
Exercise of warrant granted to
  sublessor..........................            675      1,019,325     (740,000)
Exercise of stock options by
  employees..........................          3,468        481,538
Warrant granted to advertising
  firm...............................                                        102
Amortization of deferred
  compensation.......................                                                 17,402,137
Conversion of preferred stock -Series
  A, B, C............................        196,028     73,436,129
Preferred stock dividends............                    50,523,221
Initial public offering..............         54,817     57,884,153
Warrant granted to landlord..........                                    221,823
Issuance of stock from treasury
  stock..............................                       154,145
Comprehensive Loss...................
Net loss.............................
Unrealized gain on securities........
Unrealized loss on foreign currency
  translation........................

Comprehensive loss...................
                                            --------   ------------   ----------    ------------
Balance,
  December 31, 2000                          395,394    223,798,675    1,008,925     (10,456,432)
Issuance of stock from treasury
  stock..............................                       118,633
Amortization of deferred
  compensation.......................                    (7,903,259)                   8,634,039
Common stock issued for acqusition of
  Stockpoint.........................         37,257      8,382,904
Warrants issued for acquisition of
  Stockpoint.........................                                    629,463
Exercise of stock options by
  employees..........................          4,572        639,925
Issuance of common stock to employees
  through employee stock purchase
  plan...............................          1,794        418,310
Net loss.............................
Unrealized gain on securities........
Unrealized gain on foreign currenty
  translation........................

Comprehensive loss:..................
-------------------------------------       --------   ------------   ----------    ------------
Balance,
  December 31, 2001..................       $439,017   $225,455,188   $1,638,388    $ (1,822,393)
=====================================       ========   ============   ==========    ============

                                                       TREASURY STOCK
                                       ----------------------------------------------                     ACCUMULATED
                                             COMMON STOCK           PREFERRED STOCK                          OTHER
                                       ------------------------   -------------------    ACCUMULATED     COMPREHENSIVE
                                         SHARES       AMOUNT       SHARES     AMOUNT       DEFICIT          INCOME
                                       ----------   -----------   --------   --------   -------------   ---------------
Balance, January 1, 1999.............    (539,682)  $    (6,659)  (380,000)  $(12,652)  $   (645,977)      $
Reincorporation......................  (1,025,397)      (12,652)   380,000    12,652
Stock grants.........................
Issuance of Series A preferred
  stock..............................
Warrants granted to investment
  bankers............................
Warrants granted for legal
  services...........................
Warrants granted for architechtural
  services...........................
Conversion of notes into common
  stock..............................
Interest expense on convertible
  note...............................
Issuance of stock options to
  employees..........................
Amortization of deferred
  compensation.......................
Preferred stock dividends............                                                       (102,024)
Net loss.............................                                                    (13,165,739)

Comprehensive loss...................
                                       ----------   -----------   --------   --------   -------------      --------
Balance, December 31, 1999...........   1,565,079       (19,311)                         (13,913,740)
Issuance of stock options to
  employees..........................
Warrant granted to sublessor.........
Exercise of warrant granted to
  sublessor..........................      67,460    (1,000,000)
Exercise of stock options by
  employees..........................
Warrant granted to advertising
  firm...............................
Amortization of deferred
  compensation.......................
Conversion of preferred stock -Series
  A, B, C............................
Preferred stock dividends............                                                    (50,523,221)
Initial public offering..............
Warrant granted to landlord..........
Issuance of stock from treasury
  stock..............................     (31,000)       19,355
Comprehensive Loss...................
Net loss.............................                                                    (40,144,166)
Unrealized gain on securities........                                                                        30,184
Unrealized loss on foreign currency
  translation........................                                                                       (20,471)

Comprehensive loss...................
                                       ----------   -----------   --------   --------   -------------      --------
Balance,
  December 31, 2000                    (1,601,539)     (999,956)                        (104,581,127)         9,713
Issuance of stock from treasury
  stock..............................      50,000        31,218
Amortization of deferred
  compensation.......................
Common stock issued for acqusition of
  Stockpoint.........................
Warrants issued for acquisition of
  Stockpoint.........................
Exercise of stock options by
  employees..........................
Issuance of common stock to employees
  through employee stock purchase
  plan...............................
Net loss.............................                                                    (29,048,878)
Unrealized gain on securities........                                                                       286,220
Unrealized gain on foreign currenty
  translation........................                                                                        64,382

Comprehensive loss:..................
-------------------------------------  ----------   -----------   --------   --------   -------------      --------
Balance,
  December 31, 2001..................  (1,551,539)  $  (968,738)        --   $    --    $(133,630,005)     $360,315
=====================================  ==========   ===========   ========   ========   =============      ========


                                                             TOTAL
                                                         STOCKHOLDER'S
                                        COMPREHENSIVE       EQUITY
                                            LOSS         (DEFICIENCY)
                                       ---------------   -------------
Balance, January 1, 1999.............                    $   (189,674)
Reincorporation......................                              --
Stock grants.........................                          77,775
Issuance of Series A preferred
  stock..............................                       5,396,447
Warrants granted to investment
  bankers............................                         687,000
Warrants granted for legal
  services...........................                          50,000
Warrants granted for architechtural
  services...........................                          50,000
Conversion of notes into common
  stock..............................                         550,000
Interest expense on convertible
  note...............................                          35,138
Issuance of stock options to
  employees..........................                              --
Amortization of deferred
  compensation.......................                       6,062,298
Preferred stock dividends............                        (102,024)
Net loss.............................   $(13,165,739)     (13,165,739)
                                        ------------
Comprehensive loss...................   $(13,165,739)
                                        ============     ------------
Balance, December 31, 1999...........                        (548,779)
Issuance of stock options to
  employees..........................                              --
Warrant granted to sublessor.........                         740,000
Exercise of warrant granted to
  sublessor..........................                        (720,000)
Exercise of stock options by
  employees..........................                         485,006
Warrant granted to advertising
  firm...............................                             102
Amortization of deferred
  compensation.......................                      17,402,137
Conversion of preferred stock -Series
  A, B, C............................                      73,616,886
Preferred stock dividends............                              --
Initial public offering..............                      57,938,970
Warrant granted to landlord..........                         221,823
Issuance of stock from treasury
  stock..............................                         173,500
Comprehensive Loss...................
Net loss.............................   $(40,144,166)     (40,144,166)
Unrealized gain on securities........         30,184           30,184
Unrealized loss on foreign currency
  translation........................        (20,471)         (20,471)
                                        ------------
Comprehensive loss...................   $(40,134,453)
                                        ============     ------------
Balance,
  December 31, 2000                                       109,175,192
Issuance of stock from treasury
  stock..............................                         149,851
Amortization of deferred
  compensation.......................                         730,780
Common stock issued for acqusition of
  Stockpoint.........................                       8,420,161
Warrants issued for acquisition of
  Stockpoint.........................                         629,463
Exercise of stock options by
  employees..........................                         644,497
Issuance of common stock to employees
  through employee stock purchase
  plan...............................                         420,104
Net loss.............................   $(29,048,878)     (29,048,878)
Unrealized gain on securities........        286,220          286,220
Unrealized gain on foreign currenty
  translation........................         64,382           64,382
                                        ------------
Comprehensive loss:..................   $(28,698,276)              --
-------------------------------------   ============     ------------
Balance,
  December 31, 2001..................                    $ 91,471,772
=====================================                    ============

                              SCREAMINGMEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(29,048,878)  $(40,144,166)  $(13,165,739)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,456,470      3,633,805        451,309
    Provision for doubtful accounts receivable..............       (20,000)     1,011,198        128,802
    Stock-based compensation................................       730,780     17,402,137      6,062,298
    Stock/warrants issued for services......................       149,850        173,500        105,400
    Non-cash portion of restructuring charge................     6,111,276             --             --
    Impairment of investments...............................       399,987
    Interest from beneficial conversion.....................            --             --         35,138
  Changes in operating assets and liabilities:
    Decrease (increase) in account receivable...............     1,184,605     (3,580,341)    (1,435,670)
    Decrease (increase) in prepaid expenses and other
      assets................................................       320,680        967,262     (3,926,813)
    (Decrease) increase in accounts payable and accrued
      expenses..............................................    (4,150,262)     1,007,526      3,149,277
    (Decrease)increase in deferred revenue..................      (351,871)     1,810,666        828,252
    Increase in accrued restructuring expenses..............     4,452,883             --             --
                                                              ------------   ------------   ------------
      Net cash used in operating activities.................   (14,764,480)   (17,718,413)    (7,767,746)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquired, net of cash received of
  $675,829..................................................    (7,846,632)            --             --
Payment for debt of business acquired.......................    (5,900,000)            --             --
Payment of severance and other exit costs related to
  Stockpoint acquisition....................................      (881,810)            --             --
Purchase of property and equipment..........................    (3,208,964)    (7,886,702)    (3,415,656)
Purchase of investments and marketable securities...........    (8,819,301)   (39,839,794)      (349,987)
                                                              ------------   ------------   ------------
      Net cash used in investing activities.................   (26,656,707)   (47,726,496)    (3,765,643)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible preferred stock...            --             --     28,018,814
Borrowings from directors and officers......................            --             --        275,000
Payments of loans to stockholders...........................            --             --        (19,350)
Payment of capital lease obligations........................    (2,823,452)    (2,238,215)      (208,587)
Payments for the repurchase of treasury stock...............            --     (1,000,000)            --
Proceeds from the issuance of Series C Preferred Stock,
  net.......................................................            --     46,183,048             --
Proceeds from the issuance of common stock upon completion
  of IPO....................................................            --     57,938,970             --
Proceeds from the issuance of Series A Preferred Stock......            --             --      5,468,822
Proceeds from exercise of warrants and stock options........       644,497        765,006             --
Proceeds from issuance of common stock to employees through
  employee stock purchase plan..............................       420,104             --             --
                                                              ------------   ------------   ------------
      Net cash (used in) provided by financing activities...    (1,758,851)   101,648,809     33,534,699
                                                              ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        64,382        (20,471)            --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (43,115,656)    36,183,429     22,001,310
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR.................    58,305,096     22,121,667        120,357
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS END OF YEAR.......................  $ 15,189,440   $ 58,305,096   $ 22,121,667
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $    493,539   $    377,682   $     22,648
                                                              ============   ============   ============
Cash paid for income taxes..................................  $         --   $         --   $      1,171
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Fixed assets acquired under capital leases..................  $    598,589   $  7,026,242   $  1,531,418
                                                              ============   ============   ============
Conversion of promissory notes into common stock............  $         --   $         --   $    550,000
                                                              ============   ============   ============
Warrant issued for common stock to sublessor in connection
  with new lease............................................  $         --   $    740,000   $         --
                                                              ============   ============   ============
Warrant issued to lessor in connection with lease...........  $         --   $    221,823   $         --
                                                              ============   ============   ============
Warrant granted for legal services..........................  $         --   $         --   $     50,000
                                                              ============   ============   ============
Warrant granted for architectural services..................  $         --   $         --   $     50,000
                                                              ============   ============   ============
Common stock grants issued to board members.................  $    149,850   $    168,750   $         --
                                                              ============   ============   ============
Common stock donated to University..........................  $         --   $      4,750   $         --
                                                              ============   ============   ============
Amounts related to business combinations:
  Fair value of assets acquired, net of cash received of
    $675,829................................................  $ 37,583,035
  Liability assumed.........................................   (13,633,076)
                                                              ------------
  Purchase price, net of cash received of $675,829..........    23,949,959
  Debt assumed..............................................    (5,900,000)
  Fair value of equity instruments issued...................    (9,049,623)
  Consideration withheld....................................    (1,111,154)
  Accrued transaction costs.................................       (42,550)
                                                              ------------
Payment for business acquired, net of cash received of
  $675,829..................................................  $  7,846,632
                                                              ============

          See accompanying notes to consolidated financial statements.

                              SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION AND NATURE OF BUSINESS

    ScreamingMedia Inc. was incorporated in the state of Delaware on January 22, 1999, for the purpose of reincorporating The
InteractiveConnection, Inc. ("Interactive"), a corporation incorporated in the state of New York on August 16, 1993. On January 28, 1999, a merger took place between these two companies (under common control) with ScreamingMedia Inc. being the surviving corporation. The merger was treated as if it were a pooling of interests.

    On August 21, 2001, ScreamingMedia acquired Stockpoint, Inc. (Stockpoint). This acquisition provides expanded financial services product offerings. Stockpoint is a provider of global online and wireless investment tools and financial market information. (see note 4).

    ScreamingMedia provides information management solutions to the enterprise. The Company provides turnkey solutions to customers in target segments where information is mission-critical, namely Financial Services, Corporate
Websites & Intranets and Access Providers. ScreamingMedia's solutions encompass technology for integrating third party information and internal information into business systems, applications to present and analyze that information, a range of licensed information from various sources, and services to enable customization and integration of this information into any platform including websites, intranets, wireless solutions and interactive television services.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of ScreamingMedia Inc. (collectively, the "Company") and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)
    Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date.

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

    INTANGIBLES--The Company's intangibles consist primarily of goodwill from our acquisition of Stockpoint accounted for under the purchase method. The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Under the transition provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and long lived intangible assets related to the Company's Stockpoint acquisition have not been periodically amortized in fiscal 2001.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 2001 and 2000, there had been no impairment in the carrying value of long-lived assets other than reflected in notes 5 and 6 to these consolidated financial statements.

    COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE--As of January 1, 1999, costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of December 31, 2001, the Company capitalized approximately $2,227,000 of internal development and software purchase costs relating to its internal use software incurred during the application development stage. Prior to January 1, 1999, the Company had no significant costs related to software development, normal maintenance of internal use software is expensed as incurred.

    SOFTWARE CAPITALIZATION FOR SOFTWARE SOLD EXTERNALLY--Until 2002, the Company did not sell Software as a standalone product. During 2001, the Company made a decision to modify certain

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED) existing internal use software and attempt to sell it as "Actrellis". At the time this decision was made, the Company determined that it would need to modify our existing software capitalization policy, such that in the future, the Company would now follow the guidance of SFAS 86,"Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" for software to be sold externally. The internal use software predecessor to Actrellis was developed prior to the issuance of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of Actrellis' predecessor occurred prior to the issuance of SOP 98-1, no amounts related to Actrellis' development were capitalized at December 31, 2001.

    Under SFAS No. 86, research and development costs are expensed as incurred. Additionally, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company's Actrellis software was released soon after technological feasibility was established in 2002. As a result, costs subsequent to achieving technological feasibility under SFAS No. 86 have not been incurred before 2002 and all software development costs have been expensed through December 31, 2001.

    DEFERRED REVENUES--Deferred revenues represents amounts billed in excess of revenues recognized. (See revenue recognition below.) Included in accounts receivable are amounts due (under contract) relating to deferred revenues.

    REVENUE RECOGNITION--The Company's income is derived primarily from its services and related fees. Typically, the Company enters into multiple element arrangements whereby it earns revenue from a combination of services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) revenue is allocated among the elements based on the fair value of the elements and;
(3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles applicable to those elements as if it were one arrangement, generally on a straight-line basis. The Securities and Exchange Commission ("SEC") has recognized the diversity in practice in accounting for multiple element arrangements and the complexity of these arrangements. The staff of the SEC has asked the Emerging Issues Task Force ("EITF") to provide additional accounting guidance on those transactions. The EITF has added issue No. 00-21, ACCOUNTING FOR MULTIPLE ELEMENT REVENUE ARRANGEMENTS, to its agenda to address the accounting issues related to the recognition of revenue.

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

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION--The functional currency of the Company's wholly-owned subsidiaries in the UK is the local currency. Accordingly, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net loss.

    OTHER COMPREHENSIVE INCOME (LOSS)--The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, which requires the disclosure of comprehensive income (loss). SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $28.7 million, $40.1 million, and $13.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    SEGMENTS--The Company operates in one principal business segment, hosting, aggregating, processing, filtering and delivering information. Substantially all of the Company's material operating results and identifiable assets are in the United States. In 1999, one customer accounted for approximately 12% of net revenue. In 2001 and 2000, no customer accounted for more than 10% of net revenue.

    NET LOSS PER COMMON SHARE--Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive (see notes 12, 13, 14).

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment. Marketable securities are recorded at market value.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133," the provisions of SFAS No. 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, did not and has not had a material effect on the Company's financial statements.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint (see Note 4). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized. The Company will adopt this standard as of the beginning of its fiscal year 2002 (January 1, 2002). The Company has not yet completed its fair value study of the net assets acquired in its Stockpoint acquisition and therefore cannot estimate the impact of SFAS No. 142 on its financial statements.

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

    In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We are currently evaluating the effects of these changes on our consolidated financial statements.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

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

    The results of Stockpoint's operations have been included in the Company's consolidated statement of operations since the Merger Date.

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

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

4. ACQUISITION (CONTINUED)

Cash........................................................  $    675,829
Current assets..............................................     3,166,819
Property and equipment......................................     1,333,810
Goodwill and other intangible assets........................    33,082,405
                                                              ------------
  Total assets acquired.....................................    38,258,863
                                                              ------------
Liabilities assumed.........................................   (13,633,076)
                                                              ------------
  Total purchase price......................................  $(24,625,787)
                                                              ------------

    In connection with this acquisition, the Company has recorded preliminary exit costs of $980,991 as of December 31, 2001 to exit certain Stockpoint activities. Of this amount, $881,810 was paid and $99,181 remains unpaid as of December 31, 2001. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

    The unaudited pro forma information below represents the consolidated results of operations as if the merger with Stockpoint had occurred as of January 1, 2000. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of January 1, 2001 and 2000, nor is it necessarily indicative of future results.

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          (000'S)    (000'S)
                                                          -------    --------
Net Revenue.............................................  $ 44,002   $ 38,456
                                                          ========   ========
Net loss................................................  $(31,986)  $(48,080)
                                                          ========   ========
Net Loss attributable to common stockholders............  $(31,986)  $(99,015)
                                                          ========   ========
Proforma Basic net loss per common share................  $  (0.76)  $  (3.75)
                                                          ========   ========
Weighted-average number of shares of common stock
  outstanding...........................................    42,008     26,405
                                                          ========   ========

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

    During the fiscal year 2001 we recorded a $12.2 million restructuring charge. This charge consisted of $6.0 million for the shutdown or other rationalization of certain sales facilities, workforce reduction costs of $1.3 million and asset impairment charges of $4.9 million. The plan was materially completed at the end of fiscal year 2001.

    Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Six locations, located in both the United States and Europe, were affected by these actions. Facility shutdown charges related to the abandonement of leased office space consisted of $4.8 million of lease cancellation payments and $1.2 million for expense recognition related to the termination of warrants issued to lessors.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGE (CONTINUED)
    The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. As of December 31, 2001, all of the planned employee eliminations were completed. Cash severance payments of $975,000 were made during the year ended December 31, 2001. At December 31, 2001 the remaining balance of the unpaid severance of $321,751 was classified in the Consolidated Balance Sheet as part of accrued restructuring expenses. Cash payments to complete the remaining accelerated integration actions will be funded from operations and are not expected to significantly impact the Company's liquidity.

    The $4.9 million asset impairment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

    The following table summarizes the components of the restructuring charge:

                                                               BALANCE REMAINING AT
                                   COST          UTILIZED       DECEMBER 31, 2001
                                   ----       --------------   --------------------
Facility shutdowns............  $ 6,028,201     $1,897,069          $4,131,132
Workforce reductions..........    1,297,019        975,268             321,751
Asset impairment charges......    4,913,982      4,913,982                  --
                                -----------     ----------          ----------
                                $12,239,202     $7,786,319          $4,452,883
                                ===========     ==========          ==========

6. PROVISION FOR IMPAIRMENT OF INVESTMENTS

    During the third quarter of 2001, the Company wrote off approximately $400,000 as an impairment charge equal to the difference between the carrying value and the estimated values of certain of our long-term investments accounted for under the cost basis. The impairment charge is related to an other than temporary decline in their carrying value.

7. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with major financial institutions; at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company has both short-term and long-term investments in various corporate bonds and commercial paper.

    The Company extends credit based upon an evaluation of the customer's financial condition and generally collateral is not required on accounts receivable. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date such losses have been within management's expectations.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

8. MARKETABLE SECURITIES

    Marketable securities investments as of December 31, 2001 and 2000 consist of the following:

                                                    DECEMBER 31, 2001
                                        -----------------------------------------
                                                       UNREALIZED
                                           COST       HOLDING GAINS   FAIR VALUE
                                        -----------   -------------   -----------
Corporate Notes and Bonds.............  $48,609,095      $316,404     $48,925,499
                                        ===========      ========     ===========

                                                        COST       FAIR VALUE
                                                        ----       -----------
Due within one year................................  $27,776,292   $27,893,302
Due after one year through five years..............  $20,832,803   $21,032,197
                                                     -----------   -----------
Total marketable securities........................  $48,609,095   $48,925,499
                                                     ===========   ===========

                                                    DECEMBER 31, 2000
                                        -----------------------------------------
                                                       UNREALIZED
                                           COST       HOLDING GAINS   FAIR VALUE
                                        -----------   -------------   -----------
Corporate Notes and Bonds.............  $39,789,794      $30,184      $39,819,978
                                        ===========      =======      ===========

                                                        COST       FAIR VALUE
                                                        ----       -----------
Due within one year................................  $35,598,579   $35,788,379
Due after one year through five years..............  $ 4,191,215   $ 4,031,599
                                                     -----------   -----------
Total marketable securities........................  $39,789,794   $39,819,978
                                                     ===========   ===========

    Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of December 31, 2001 and December 31, 2000. The Company does not hold these securities for speculative or trading purposes.

9. PROPERTY AND EQUIPMENT

    Major classifications of property and equipment are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Software and computer equipment, including assets
  under capital leases.............................  $14,418,891   $15,266,490
Leasehold improvements.............................    1,791,274     2,850,810
Office furniture and equipment.....................    2,123,251     1,942,330
                                                     -----------   -----------
                                                      18,333,416    20,059,630
Less: accumulated depreciation and amortization....   (7,325,919)   (3,829,039)
                                                     -----------   -----------
Property and equipment, net........................  $11,007,497   $16,230,591
                                                     ===========   ===========

    Depreciation expense (including assets under capital leases) amounted to approximately $5.5 million, $3.6 million and $451,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

10. INCOME TAXES

    No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. At
December 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $77.1 million, which will be available to reduce future taxable income. There may be some limitation on the use of these NOLs under the Internal Revenue Code Section 382 ownership change rules. The NOLs are expected to expire in the following years (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2008........................................................  $ 1,479
2009........................................................    1,562
2010........................................................    2,491
2011........................................................    2,805
2012........................................................    4,279
2013........................................................       54
2014........................................................    7,558
2018........................................................    3,572
2019........................................................    4,412
2020........................................................   27,222
2021........................................................   21,641
                                                              -------
                                                              $77,075
                                                              =======

    In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Deferred tax assets..............................  $(47,437,900)  $(25,011,000)
Less valuation allowance.........................   (47,437,900)   (25,011,000)
                                                   ------------   ------------
Net deferred taxes...............................  $         --   $         --
                                                   ============   ============

    The Company's NOLs primarily generated the deferred tax assets. At December 31, 2001 and 2000, a valuation allowance was provided as the realization of the deferred tax benefits is not likely.

    The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31, principally due to the following:

                                                               2001       2000       1999
                                                             --------   --------   --------
U.S. Federal statutory tax.................................     34%        35%        35%
State and local taxes......................................     10         12         12
Valuation allowance........................................    (44)       (47)       (47)
                                                               ---        ---        ---
Effective tax rate.........................................     --%        --%        --%
                                                               ===        ===        ===

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

11. COMMITMENTS

    OFFICE LEASES--The Company leases office space in New York, Miami, San Francisco, Iowa and London under non-cancelable operating leases expiring on various dates through March 31, 2009. These leases contain provisions for escalations due to increases in real estate taxes and operating costs.

    The following schedule reflects future required minimum lease payments at December 31, 2001, excluding the anticipated receipt of sublease income of approximately $206,000, $208,000, $211,000 and $126,000 in 2002 through 2005, respectively.

YEARS ENDING DECEMBER 31,
-------------------------
2002........................................................  $ 2,073,275
2003........................................................    1,641,555
2004........................................................    1,461,760
2005........................................................    1,190,500
2006........................................................    1,128,629
Thereafter..................................................    2,568,888
                                                              -----------
Total.......................................................  $10,064,607
                                                              ===========

    Rent expense under these leases was $2,060,902, $1,329,029, and $295,672 for the years ended December 31, 2001, 2000, and 1999, respectively.

    EQUIPMENT LEASES--Fixed assets included assets acquired under capital leases of $7,761,002 $7,026,242 and $1,531,418 at December 31, 2001, 2000 and 1999
respectively. The related accumulated amortization was approximately $1,524,966, $1,358,344 and $141,371 as of December 31, 2001, 2000 and 1999, respectively.

    The Company is a lessee under several capital lease agreements expiring through 2005 with third parties for certain equipment. Future minimum lease payments under non cancelable capital leases, together with the present value of the net minimum payments as of December 31, 2001, are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      -----------
2002........................................................  $ 2,350,696
2003........................................................    1,113,869
2004........................................................      730,707
2005........................................................      186,592
                                                              -----------
Total minimum lease payments................................    4,381,864
Less: amount representing interest..........................     (385,434)
                                                              -----------
Present value of minimum capital lease payments.............    3,996,430
Less: current portion.......................................   (2,138,723)
                                                              -----------
Long-term capitalized lease obligations.....................  $ 1,857,707
                                                              ===========

    The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 3.29% to 31.92% per annum as of December 31, 2001.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

11. COMMITMENTS (CONTINUED)
    A financial institution has extended a $3.6 million irrevocable standby letter of credit to the Company as collateral in a leasing arrangement. In connection with the acquisition of Stockpoint Inc., a financial institution acting as a trustee for debenture holders is the beneficiary of an irrevocable standby letter of credit for $6.3 million. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them. Commitment fees range from three quarters of one percent per annum on the amounts of standby letter of credit up to 1% per annum.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

13. STOCKHOLDERS' EQUITY (DEFICIENCY)

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

    COMMON STOCK--On August 2, 2000, the Company completed an initial public offering that, after inclusion of the exercise of the 481,700 share underwriter's over-allotment, resulted in the issuance of

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
5,481,700 shares of common stock. Simultaneously with the consummation of the initial public offering, each outstanding share of our Series A, Series B and Series C Convertible Preferred Stock automatically converted into common stock, resulting in an additional 19,602,785 shares of common stock. Additionally 9,766,099 shares of common stock are reserved for the employee stock purchase plan and the Company's stock option plans at December 31, 2001.

    On August 21, 2001, in connection with the acquisition of Stockpoint, the Company issued 3,725,735 shares of common stock valued at $8.4 million based on the average closing market price of ScreamingMedia's common shares at the time of acquisition. In addition, 413,971 shares are to be issued upon final settlement of the transaction which is expected to take place during the fiscal year ended December 31, 2002.

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

    TREASURY STOCK--At December 31, 1999 common treasury stock was comprised of 1,565,079 shares of common stock with a cost basis of $19,311. At January 1, 1999 preferred treasury stock consisted of 380,000 shares of preferred stock with a cost basis of $12,652. In January 1999, pursuant to the reorganization of the Company, the 380,000 shares of preferred stock held in treasury were converted to 1,025,397 shares of common stock held in treasury. There are no preferred shares of treasury stock at December 31, 1999.

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

    During the fiscal year 2001, the Company issued a total of 50,000 shares of common stock from shares held in treasury stock to several board members and recorded compensation expense of $149,851 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of issuance.

    WARRANTS--In June 1999, in connection with legal services provided, the Company issued a warrant to purchase up to 19,275 shares of Common Stock at an exercise price of $2.60 per share. The warrant

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED) was valued at $50,000, using the Black-Scholes options pricing model with the following assumptions: no dividend yield, a volatility factor of 50%, risk free interest rate of 6.0%, and an expected life of 5 years. The warrant may be exercised at any time prior to June 10, 2004. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances.

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

    On February 4, 2000, the Company entered into an agreement with another tenant with contiguous space in the building to sublease the space with consent of the landlord. The lease expires on January 31, 2009, and results in additional straight line rent expense of $513,000 per year. The Company issued a warrant to the tenant allowing the tenant the right to purchase 67,460 shares of the Company's common stock at an exercise price of $4.15 per share. In addition, the tenant received the right to require the Company to buy back the warrant, or stock if the warrant was exercised, at $10.67 per share. The fair value of the common stock at the issuance date of the warrant was $14.82 per share. The value of the warrant was determined to be $740,000; such value was derived by using the Black-Scholes option model. The value of the warrant was initially amortized ratably over the life of the additional space until September 2001 when the remaining unamortized balance of $596,111 was charged to expense as part of the Company's restructuring and asset impairment charge.

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

    On July 14, 2000, the Company entered into a lease modification agreement whereby it leased additional space from its primary landlord through March 2009. In connection with such lease, the Company granted the landlord a warrant to purchase 79,365 shares of Common Stock at an exercise price of $12.60 per share. The warrant may be exercised at any time prior to July 14, 2003. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The fair value at the time of issuance was $12.00 per share. The value of the warrant has been determined to be $221,823. Such value was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 80%, a risk free interest rate of 5.32% and an expected life of seven months. The value of the warrant was initially amortized ratably over the life of the additional space until September 2001 when the remaining unamortized balance of $198,405 was charged to expense as part of the Company's restructuring and asset impairment charge.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    On August 21,2001 in connection with the acquisition of Stockpoint, the Company issued warrants for 326,033 shares of common stock with an exercise price of $6.00 each valued at $629,463. The warrants may be exercised at any time prior to August 21, 2006. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The value of the warrants was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 146%, a risk free interest rate of 4.5% and expected lives of five years. In addition, warrants for 36,000 shares valued at $70,000 are to be issued upon final settlement of the transaction, which is expected to take place during the fiscal year ended December 31, 2002. The value of the warrants has been included in the purchase price of Stockpoint.

14. STOCK OPTION PLAN

    The Company has established the 1999 Stock Option Plan (the "Plan") to provide for the granting of nonqualified stock options and incentive stock options to employees, directors and advisors to reward them for service to the Company and to provide incentives for future service and enhancement of shareholder value. As amended in April 1999, the Plan authorized the issuance of stock options covering up to 6,746,032 shares of Common Stock. The options vest in accordance with the terms of the agreements entered into by the Company and the grantee of the options which range from immediate vesting to vesting ratably over a four year period. A total of 6,382,387 options have been granted under this plan at December 31, 2001.

    In the first quarter of 2000, the Company established the 2000 Equity Incentive Plan (the "Plan") to provide for the granting of options (including Incentive Stock Options), Restricted Stock, Phantom Stock, Stock Bonuses and other stock-based Awards to promote the long-term growth and profitability of the Company. The Plan is intended to provide key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and attract, retain and reward employees. The maximum number of shares of the Common Stock reserved for issuance under the Plan is 3,174,603 shares. A total of 3,134,406 options to purchase common stock have been granted under this plan at December 31, 2001.

    For the year ended December 31, 2001, 2000 and 1999, options to purchase 3,077,490, 3,108,549 and 5,155,776 shares of common stock were granted. The weighted-average grant date fair values were $2.09, $9.75 and $3.58 per share, respectively.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

14. STOCK OPTION PLAN (CONTINUED)
    Transactions involving the Company's stock options granted are summarized as follows:

                                                                        WEIGHTED
                                                           NUMBER OF    AVERAGE
                                                            OPTIONS     EXERCISE
                                                          (IN SHARES)    PRICE
                                                          -----------   --------
Outstanding, January 1, 1999............................          --     $  --
Granted.................................................   5,155,776     $1.63
Exercised...............................................          --        --
Forfeited...............................................    (247,865)    $0.62
                                                          ----------     -----
Outstanding, December 31, 1999..........................   4,907,911     $1.68
Granted.................................................   3,108,549     $5.90
Exercised...............................................    (346,819)    $1.40
Forfeited...............................................  (1,373,683)    $1.71
                                                          ----------     -----
Outstanding, December 31, 2000..........................   6,295,958     $3.34
Granted.................................................   3,077,490     $3.30
Exercised...............................................    (457,253)    $1.41
Forfeited...............................................  (2,489,385)    $4.39
                                                          ----------     -----
Outstanding, December 31, 2001..........................   6,426,810     $3.43
                                                          ==========     =====

    There were 1,177,900, 2,230,493 and 3,410,212 options exercisable at December 31, 1999, December 31, 2000, and December 31, 2001, respectively.

    The following information is as of December 31, 2001:

                                           WEIGHTED
                                            AVERAGE
                                           REMAINING                             WEIGHTED
                              NUMBER      CONTRACTUAL   WEIGHTED     NUMBER      AVERAGE
                            OUTSTANDING      LIFE       EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE     (IN SHARES)   (IN YEARS)     PRICE     (IN SHARES)    PRICE
-----------------------     -----------   -----------   --------   -----------   --------
$0.37.....................     129,523        2.37       $ 0.37       129,523     $ 0.37
$1.26-$1.94...............     941,871        2.64       $ 1.34       841,127     $ 1.33
$2.06-$3.00...............   4,018,375        3.76       $ 2.43     1,886,793     $ 2.47
$4.00-$4.69...............     113,218        3.41       $ 4.41        53,204     $ 4.33
$5.74-$5.75...............     370,260        3.38       $ 5.75       178,224     $ 5.75
$9.06-$12.13..............     853,563        3.54       $11.92       321,341     $11.90

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

    In connection with the issuance of options to certain employees and directors at prices below fair market value, the Company had recorded deferred compensation of $1,822,393, $10,456,432 and

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

14. STOCK OPTION PLAN (CONTINUED)
$10,379,049 as of December 31, 2001, 2000 and 1999 respectively, net of recognized compensation expense of $880,630, $17,575,637 and $6,062,298, for the years ended December 31, 2001, 2000 and 1999 respectively, representing the unamortized difference between the exercise price and the estimated fair market value of the Company's common stock at such date. Such amount is included as a reduction of stockholders' equity (deficiency) and is being amortized by charges to operations over the vesting period.

    Pro forma disclosure as if the Company had adopted the expense recognition requirement under SFAS 123 is presented below for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                     DECEMBER 31,
                                      ------------------------------------------
                                          2001           2000           1999
                                      ------------   ------------   ------------
Net loss attributable to common
  stockholders--as reported.........  $(29,048,878)  $(90,667,387)  $(13,267,763)
Net loss attributable to common
  stockholders--pro forma...........  $(30,447,490)  $(96,025,070)  $(14,011,909)
Net loss per common share--as
  reported..........................  $      (0.73)  $      (4.00)  $      (1.08)
Net loss per common share--pro
  forma.............................  $      (0.77)  $      (4.23)  $      (1.14)

    The fair value of options granted under the Plan for the years ended December 31, 2001, 2000 and 1999 in complying with SFAS No. 123, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield, a volatility factor of 146%, risk-free interest rate of 4.5% and expected lives of 5 years.

15. RETIREMENT PLAN

    Effective December 1, 2000, the Company implemented the ScreamingMedia 401(k) Plan (the "2000 Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the 2000 Savings Plan, eligible employees may defer a portion of their pre-tax earnings, up to 15% of their pre-tax earnings not to exceed the Internal Revenue Service annual limit. Currently, there is no eligibility service requirement. The Company is not required to, but may match employee contributions. In addition, the Company may make a discretionary contribution to the Plan. The Company has not made any contributions to the plan to date.

16. EMPLOYEE STOCK PURCHASE PLAN

    During fiscal 2000, the Company established the Employee Stock Purchase Plan (the "Plan") for the benefit of employees of the Company. The Plan is intended to provide the employees an opportunity to purchase common shares, par value $.01 per share. Employees may authorize a payroll deduction of any whole percentage from 1 percent to 15 percent each pay period. The option price per share subject to an offering shall be 85% of the fair market value of a share on the offering date or the exercise date, whichever is lower. The maximum number of shares reserved under the Plan is 357,143 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 158,730 shares, (ii) 0.5% of the shares outstanding on such date or (iii) a

                              SCREAMINGMEDIA INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

16. EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) lesser amount determined by the Plan committee. As of December 31, 2001 and December 31, 2000, 179,339 and 0 shares, respectively, have been issued under the Plan.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents unaudited quarterly results of operations for 2000 and 2001. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.

                                                     THREE MONTHS ENDED
                               --------------------------------------------------------------
                               MARCH 31   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                 2000       2000         2000            2000         2001
                               --------   --------   -------------   ------------   ---------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue................    2,719       4,705         6,584          7,856        7,601
                               --------   --------      --------       --------      -------
Operating expenses:
Cost of services.............      947       1,427         1,985          1,543        2,219
Research and Development.....    1,206       1,354         1,835          1,960        1,855
Sales and marketing..........    4,195       4,528         6,156          5,884        4,320
General and Administrative...    2,378       2,176         2,199          4,071        3,839
Depreciation and
  amortization...............      549         732           936          1,417        1,487
Stock-based compensation.....    4,602       5,249         4,109          3,616         (103)
Restructuring charge.........       --          --            --             --           --
                               --------   --------      --------       --------      -------
Total operating expenses.....   13,877      15,466        17,220         18,491       13,617
                               --------   --------      --------       --------      -------
Operating loss...............  (11,158)    (10,761)      (10,636)       (10,635)      (6,016)
                               --------   --------      --------       --------      -------
Other income.................      250         113         1,161          1,521        1,407
                               --------   --------      --------       --------      -------
Net loss.....................  (10,908)    (10,648)       (9,475)        (9,114)      (4,609)
                               ========   ========      ========       ========      =======
Deemed preferred stock
  dividends..................     (154)       (155)      (50,215)            --           --
                               --------   --------      --------       --------      -------
Loss attributable to common
  stockholders...............  $(11,062)  $(10,803)     $(59,690)      $ (9,114)     $(4,609)
                               ========   ========      ========       ========      =======
Basic net loss per common
  share......................     (.88)       (.85)        (2.16)          (.24)        (.12)
                               ========   ========      ========       ========      =======
Weighted-average number of
  shares used in computation
  of basic and diluted net
  loss per share.............   12,526      12,773        27,594         37,932       37,964
                               ========   ========      ========       ========      =======

                                         THREE MONTHS ENDED
                               ---------------------------------------
                               JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                 2001         2001            2001
                               --------   -------------   ------------
                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue................    6,701          7,244          9,405
                               -------       --------       --------
Operating expenses:
Cost of services.............    1,887          2,239          2,866
Research and Development.....    1,955          2,150          1,893
Sales and marketing..........    3,670          3,145          3,377
General and Administrative...    3,474          3,128          2,671
Depreciation and
  amortization...............    1,476          1,141          1,353
Stock-based compensation.....    1,066            173           (256)
Restructuring charge.........       --         12,239             --
                               -------       --------       --------
Total operating expenses.....   13,528         24,215         11,904
                               -------       --------       --------
Operating loss...............   (6,827)       (16,971)        (2,499)
                               -------       --------       --------
Other income.................    1,038            213            607
                               -------       --------       --------
Net loss.....................   (5,789)       (16,758)        (1,892)
                               =======       ========       ========
Deemed preferred stock
  dividends..................       --             --             --
                               -------       --------       --------
Loss attributable to common
  stockholders...............  $(5,789)      $(16,758)      $ (1,892)
                               =======       ========       ========
Basic net loss per common
  share......................     (.15)          (.42)          (.04)
                               =======       ========       ========
Weighted-average number of
  shares used in computation
  of basic and diluted net
  loss per share.............   38,097         40,087         42,256
                               =======       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Registrant's Annual Meeting of Stockholders to be held on June 11, 2002. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year ending December 31, 2001.

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

        (b) Reports on Form 8-K: no reports on form 8K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 2001.

        (c) Exhibits

    The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

    10.5                Sublease Agreement dated February 4, 2000 by and among the
                          Registrant and Tomar Studios, Inc.*

    10.6                Warrant Agreement dated June 7, 1999 by and among the
                          Registrant and Deutsche Bank Securities Inc.*

    10.7                Warrant Agreement dated June 10, 1999 by and among the
                          Registrant and Carter, Ledyard, Milburn, LLP.*

    10.8                Warrant Agreement dated February 4, 2000 by and among the
                          Registrant and Tomar Studios, Inc.*

    10.9                Series A Preferred Stock Purchase Agreement dated as of
                          June 8, 1999 by and among the Registrant, the investors named therein and I-Recall, Inc.*

    10.10               Preferred Stock Purchase Agreement of Series A Preferred
                          Stock dated as of May 14, 1999 by and among the Registrant and SoftCom, Inc.*

    10.11               1999 Stock Option Plan.*

    10.12               Form of 2000 Equity Incentive Plan.*

    10.13               Form of ScreamingMedia Management Incentive Plan.*

    10.14               Warrant Agreement dated June 15, 1999 by and among the
                          Registrant and Hut Sachs Studio.*

    10.15               Form of Employee Stock Purchase Plan.*

    10.16               Common Stock Purchase Agreement dated April 6, 2000 between the Registrant and Spyglass, Inc.*

    10.17               Agreement dated January 29, 2000 by and among the
                          Registrant, Tomar Studios, Inc. and Jay Chiat.*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    10.18               Amendment No. 1 to Agreement by and among the Registrant,
                          Tomar Studios, Inc. and Jay Chiat dated February 4,
                          2000.*

    10.19               Guaranty of Jay Chiat dated February 4, 2000.*

    10.20               Master Lease Agreement dated March 2, 2000 between the
                          Registrant and Jacom Computer Services, Inc.*

    10.21               Lease Agreement dated February 17, 2000 between the
                          Registrant and Working Capital Technologies of America.*

    10.22               Lease Agreement dated June 13, 2000 between the Registrant and Northbridge House Limited.*

    10.23               Warrant Agreement dated August 16, 2000 between the
                          Registrant and Mad Dogs and Englishmen.*

    10.24               Employment Agreement dated March 8, 2000 between the
                          Registrant and David Obstler.*

    10.25               Investor Rights Agreement dated October 6, 1999 between the
                          Registrant and the holders of Series B Convertible
                          Preferred Stock.*

    10.26               Form of Investor Rights Agreement dated July 17, 2000
                          between the Registrant and the holders of Series C
                          Convertible Preferred Stock.*

    10.27               Lease Modification and Expansion Agreement dated July 14,
                          2000 between the Registrant and 601 West Associates, LLC.*

    10.28               Common Stock Purchase Warrant dated July 14, 2000 between
                          the Registrant and 601 West Associates, LLC.*

    16                  Letter regarding change in certifying accountant.*

    23.1                Consent of Deloitte & Touche LLP.

    24.1                Power of Attorney (included in Part IV of this Form 10-K).

------------------------

* Previously filed as an exhibit to Registration Statement No. 333-30548 on Form S-1 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2002.

                                                       SCREAMINGMEDIA INC.

                                                       By:               /s/ KIRK LOEVNER
                                                            -----------------------------------------
                                                                           Kirk Loevner
                                                                     CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Screaming Media Inc., hereby severally constitute Kirk Loevner and David M. Obstler, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Screaming Media Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
     -------------------------------------------       Chairman Emeritus of the       March   , 2002
                      Jay Chiat                          Board

                 /s/ KEVIN C. CLARK
     -------------------------------------------       Chairman of the Board          March 29, 2002
                   Kevin C. Clark

                  /s/ KIRK LOEVNER
     -------------------------------------------       Chief Executive Officer and    March 29, 2002
                    Kirk Loevner                         Director

                /s/ DAVID M. OBSTLER
     -------------------------------------------       Chief Financial Officer        March 29, 2002
                  David M. Obstler

                 /s/ ROBERT B. PECK
     -------------------------------------------       Principal Accounting           March 29, 2002
                   Robert B. Peck                        Officer

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                   /s/ ALAN ELLMAN
     -------------------------------------------       Vice Chairman of the Board     March 29, 2002
                     Alan Ellman

              /s/ JAMES D. ROBINSON III
     -------------------------------------------       Director                       March 29, 2002
                James D. Robinson III

                 /s/ KEVIN O'CONNOR
     -------------------------------------------       Director                       March 29, 2002
                   Kevin O'Connor

                /s/ MICHAEL H. JORDAN
     -------------------------------------------       Director                       March 29, 2002
                  Michael H. Jordan

                  /s/ JOHN SCULLEY
     -------------------------------------------       Director                       March 29, 2002
                    John Sculley

                /s/ DAVID C. HODGSON
     -------------------------------------------       Director                       March 29, 2002
                  David C. Hodgson