Form 10-Q
period 2002-03-31
SCREAMING MEDIA COM INC
filed 2002-05-15
CIK 1106917

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2002

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

         Yes   X          No
             -----           -----

As of May 8, 2002 there were 42,455,727 shares of the Registrant's common stock outstanding.

                               SCREAMINGMEDIA INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- March 31, 2002
          (unaudited) and December 31, 2001 ...............................       3

          Consolidated Statements of Operations -- Three
          months ended March 31, 2002 (unaudited) and 2001
          (unaudited) .....................................................       4

          Consolidated Statements of Cash Flows -- Three months ended
          March 31, 2002 (unaudited) and 2001 (unaudited) .................       5

          Notes to Consolidated Financial Statements ......................       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................       9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk ............................................................      25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................      27

Item 2.   Changes in Securities and Use of Proceeds .......................      27

Item 3.   Defaults upon Senior Securities .................................      27

Item 4.   Submission of Matters to a Vote of Security Holders .............      27

Item 5.   Other Information ...............................................      28

Item 6.   Exhibits and Reports on Form 8-K ................................      28

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SCREAMINGMEDIA INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2002            2001
                                                                -------------   -------------
                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................................   $  20,247,086   $  15,189,440
Marketable securities .......................................      41,157,465      48,925,499
Accounts receivable, net of allowance for doubtful
  accounts of $990,350 and $1,130,000 as of March 31,
  2002 and December 31, 2001, respectively ..................       4,348,474       5,577,430
Prepaid expenses ............................................       1,211,001       1,402,467
                                                                -------------   -------------
Total current assets ........................................      66,964,026      71,094,836

PROPERTY AND EQUIPMENT--Net of accumulated depreciation and
  amortization ..............................................      10,213,349      11,007,497
GOODWILL ....................................................      34,552,663      34,063,396
OTHER ASSETS ................................................         834,052       1,009,224
                                                                -------------   -------------
TOTAL ASSETS ................................................   $ 112,564,090   $ 117,174,953
                                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses .......................   $   6,147,343   $   6,217,752
Accrued restructuring expenses ..............................       3,963,721       4,452,883
Deferred revenue ............................................       9,374,624      11,036,116
Current portion of capital lease obligations ................       1,773,709       2,138,723
                                                                -------------   -------------
Total current liabilities ...................................      21,259,397      23,845,474
                                                                -------------   -------------
NONCURRENT LIABILITIES:
Capital lease obligations, less current portion .............       1,592,328       1,857,707
                                                                -------------   -------------
Total liabilities ...........................................      22,851,725      25,703,181
                                                                -------------   -------------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 100,000,000 shares
  authorized and 43,977,250 and 43,901,678 issued and
  42,425,711 and 42,350,139 outstanding at March 31,
  2002 and December 31, 2001 ................................         439,773         439,017
Additional paid-in capital ..................................     224,257,679     225,455,188
Warrants ....................................................       1,638,388       1,638,388
Deferred compensation .......................................      (1,138,897)     (1,822,393)
Treasury stock ..............................................        (968,738)       (968,738)
Accumulated deficit .........................................    (134,633,500)   (133,630,005)
Accumulated other comprehensive income ......................         117,660         360,315
                                                                -------------   -------------
Total stockholders' equity ..................................      89,712,365      91,471,772
                                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 112,564,090   $ 117,174,953
                                                                =============   =============

          See accompanying notes to consolidated financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                            2002         2001
                                                        ------------  ------------
NET REVENUE ..........................................  $  9,410,995  $  7,601,487
                                                        ------------  ------------
OPERATING EXPENSES:
Cost of services (excluding depreciation of
    $247,423 and $162,285 for the three months ended
    March 31, 2002 and 2001, respectively,
    shown below) .....................................     2,987,860     2,218,748
Research and development (excluding stock-based
    compensation of $22,760 and $(501,599) for
    the three months ended March 31, 2002 and 2001,
    respectively, shown below) .......................     2,128,303     1,855,381
Sales and marketing (excluding stock-based
    compensation of $(734,480) and $128,764 for
    the three months ended March 31, 2002 and 2001,
    respectively, shown below) .......................     3,116,143     4,320,000
General and administrative (excluding stock-based
    compensation of $141,391 and
    $270,247 for the three months ended March 31, 2002
    and 2001, respectively, shown below) .............     2,120,091     3,741,201
Depreciation and amortization ........................     1,236,701     1,486,526
Stock-based compensation .............................      (570,329)     (102,588)
                                                        ------------  ------------
  Total operating expenses ...........................    11,018,769    13,519,268
                                                        ------------  ------------
OPERATING LOSS .......................................    (1,607,774)   (5,917,781)
                                                        ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income ....................................       704,047     1,432,090
  Interest expense ...................................       (99,768)     (122,927)
                                                        ------------  ------------
Total other income, net ..............................       604,279     1,309,163
                                                        ------------  ------------
NET LOSS .............................................  $ (1,003,495) $ (4,608,618)
                                                        ============  ============
Basic net loss per common share ......................  $       (.02) $       (.12)
                                                        ============  ============
Weighted-average number of shares of common stock
  outstanding ........................................    42,376,521    37,964,145
                                                        ============  ============

          See accompanying notes to consolidated financial statements.

                               SCREAMINGMEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                  2002          2001
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................  $ (1,003,495) $ (4,608,618)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..........................     1,236,701     1,486,526
    Stock-based compensation ...............................      (570,329)     (188,838)
    Stock/warrants issued for services .....................            --        86,250
  Changes in operating assets and liabilities:
    Decrease in accounts receivable ........................     1,228,956       406,133
    Decrease (increase) in prepaid expenses and other
    assets .................................................       366,638      (486,600)
    Increase in accounts payable and accrued
    expenses ...............................................        10,450       428,527
    Decrease in deferred revenue ...........................    (2,150,759)      (56,974)
    Decrease in accrued restructuring expenses .............      (489,162)           --
                                                              ------------  ------------
      Net cash used in operating activities ................    (1,371,000)   (2,933,594)
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .....................      (606,641)   (1,226,448)
    Sale (purchase)of investments and marketable securities      7,756,539   (24,798,982)
    Payments of severance and other exit costs related
    to business acquired ...................................       (80,859)           --
                                                              ------------  ------------
      Net cash provided by (used in) investing
         activities ........................................     7,069,039   (26,025,430)
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of capital lease obligations ...................      (709,393)     (523,771)
    Proceeds from issuance of common stock to employees
    through employee stock purchase plan ...................        57,072            --
                                                              ------------  ------------
      Net cash used in financing activities ................      (652,321)     (523,771)
                                                              ------------  ------------
Effect of exchange rate changes on cash and cash equivalents        11,928        70,160
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......     5,057,646   (29,412,635)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..............    15,189,440    58,305,096
                                                              ------------  ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ....................  $ 20,247,086  $ 28,892,461
                                                              ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest .....................................  $     99,768  $    122,927
                                                              ============  ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Fixed assets acquired under capital leases..................  $     79,000  $    164,254
                                                              ============  ============
Common stock issued to board member.........................  $         --  $     86,250
                                                              ============  ============

                See accompanying notes to consolidated financial statements.

                               SCREAMINGMEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

          The consolidated financial statements of which these notes are part have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

2.    RECLASSIFICATIONS

      Certain reclassifications have been made in the March 31, 2001 financial statements to conform to the classifications used in the March 31, 2002 financial statements.

3.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of January 1, 2002. Based on the provisions in the standard, management is required to determine the amount of such impairment, if any, by June 30, 2002. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 01, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 01, 2002 and this EITF did not have a material effect on the Company's consolidated financial statements.

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


Cash                                                     $     675,829
 Current assets                                              3,166,819
 Property and equipment                                      1,333,810

Goodwill                                                    33,571,672
                                                         -------------
          Total assets acquired                             38,748,130
                                                         -------------
 Current liabilities                                       (14,122,343)
                                                         -------------
          Total purchase price                           $ (24,625,787)
                                                         -------------

In connection with this acquisition, the Company has recorded preliminary exit costs of $980,991 as of December 31, 2001 to exit certain Stockpoint activities. Of this amount, $881,810 was paid and $99,181 remains unpaid as of March 31, 2002. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

The unaudited pro forma information below represents the consolidated results of operations as if the merger with Stockpoint had occurred as of January 1, 2001. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of January 1, 2001, nor is it necessarily indicative of future results.

                       For the Three Months Ended March 31,
                     --------------------------------------
                               2001

                              (000's)
                              --------
Net Revenue ...............   $13,178
                              =======

Net loss ..................   $(6,015)
                              =======

Proforma Basic net loss per
common share ..............   $ (0.14)
                              =======

Weighted-average number
of shares of common stock
outstanding ...............    41,689
                              =======

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

During the fiscal year 2001, we recorded a $12.2 million restructuring charge. This charge consisted of $6.0 million for the shutdown or other rationalization of certain sales facilities, workforce reduction costs of $1.3 million and asset impairment charges of $4.9 million. The plan was materially completed at the end of fiscal year 2001.

Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Six locations, located in both the United States and Europe, were affected by these actions. Facility shutdown charges consisted of $4.8 million of lease cancellation payments and $1.2 million for expense recognition related to the termination of warrants issued to lessors.

The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. As of March 31, 2002, 73 of the planned employee eliminations were completed. Cash severance payments of approximately $975,000 and $223,000 were made during the year ended December 31, 2001 and the first quarter ended March 31, 2002, respectively. At March 31, 2002 the remaining balance of the unpaid severance was classified in the Consolidated Balance Sheet as part of accrued restructuring expenses. The remaining balance for employee severance related to the one position was $101,985 at March 31, 2002. Cash payments to complete the remaining accelerated integration actions will be funded from operations and are not expected to significantly impact the Company's liquidity.

The $4.9 million asset impairment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

The following table summarizes the components of the restructuring charge:

                                                          Balance Remaining at
                                      Cost       Utilized   March 31, 2002
                                   -----------  ----------  --------------
 Facility shutdowns .............  $ 6,028,201  $2,166,465  $    3,861,736
 Workforce reductions ...........    1,297,019   1,195,034         101,985
 Asset impairment charges .......    4,913,982   4,913,982              --
                                   -----------  ----------  --------------
                                   $12,239,202  $8,275,481  $    3,963,721
                                   ===========  ==========  ==============

6.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $20.2 million and $15.2 million, respectively.

7.  MARKETABLE SECURITIES

     Marketable securities investments as of March 31, 2002 consist of the following:

                                                UNREALIZED
                                                  HOLDING     FAIR
                                      COST        GAINS       VALUE
                                   -----------  ----------  -----------
Corporate Notes and Bonds........  $41,039,805  $  117,660  $41,157,465
                                   ===========  ==========  ===========

                                                                FAIR
                                                  COST          VALUE
                                                -----------  -----------
Due within one year..............               $22,973,204  $22,965,226
Due after one year through five
  years..........................               $18,066,601  $18,192,239
                                                -----------  -----------
Total marketable securities......               $41,039,805  $41,157,465
                                                ===========  ===========

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of March 31, 2002 and December 31, 2001. The Company does not hold these securities for speculative or trading purposes.

8.  STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, the Company has reversed previously recognized deferred stock based compensation expense of approximately $(570,000) for the three months ended March 31, 2002. This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees. In addition, the Company reversed future amortization expense of approximately $1.3 million within the balance sheet from deferred compensation to additional paid in capital, reflecting the forfeiture of these options.

9.   NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties.

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

     The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2001 as filed with the SEC on April 01, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

     We have identified the following items as critical accounting policies to our Company:

    REVENUE RECOGNITION: Our revenue recognition policy is significant as our revenue is a key component of our results of operations. For the fiscal years ended 2001 and 2000, the Company recognized revenue over the life of the applicable contracts. During Fiscal 2002, we may sell our software and, under certain circumstances, will recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). During the quarter ended March 31, 2001, we did not recognize revenue in accordance with SOP 97-2. All other software sales will be recognized over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (Sop 81-1).

     SOFTWARE CAPITALIZATION: Until 2002, we did not sell software as a standalone product. During 2001, we made a decision to modify certain existing internal use software and attempt to sell it as "Actrellis". At the time this decision was made, we determined that we would need to modify our existing software capitalization policy, such that in the future, we would now follow the guidance of SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" for software to be sold externally. The internal use software predecessor to Actrellis was developed prior to the issuance of 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Interanal Use". SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of Actrellis' predecessor occurred prior to the issuance of SOP 98-1, no amounts related to Actrellis' development were capitalized at March 31, 2002.

     Under SFAS No. 86, research and development costs are expensed as incurred. Additionally, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company's Actrellis software was released soon after technological feasibility was established in the first quarter ended March 31, 2002. As a result, capitalizable costs subsequent to achieving technological feasibility under SFAS No. 86 have not been incurred before the first quarter of 2002 and all software development costs have been expensed through March 31, 2002.

     GOODWILL: The Company's intangibles consist primarily of goodwill from our acquisition of Stockpoint accounted for under the purchase method. The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Under the transition provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill related to the Company's Stockpoint acquisition has not been periodically amortized during the three months ended March 31, 2002.

     USE OF ESTIMATES: The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

REVENUE

We derive our revenue from the sales of licensable applications, customized data, processing and delivery of information as well as set up and professional services.

     HOSTED APPLICATIONS: We sell and host end user applications that enable customers to present information. We sell individual applications such as stock quotes or charts and bundle many of our applications into business solutions which include the Financial Services Product Suite, the Business Information Product Suite and the Consumer Product Suite. We recognize the revenue from hosted applications on a subscription basis once the product has been implemented.

     SOFTWARE: ScreamingMedia sells the Actrellis Integration Server Software, formerly known as Siteware, which consumers install behind their firewall in order to receive information from ScreamingMedia. The revenue from this product is recognized ratably over the contract term. In 2002, we began selling our Actrellis Enterprise Software Suite which customers can use to integrate and present information without receiving any data or recurring services from ScreamingMedia.

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

     CUSTOMIZED DATA: We provide clients with information, which is provided as either customized data feeds or presented in our applications. We charge clients based on the type and volume of information, and recognize this revenue on a subscription basis.

     PROCESSING AND DELIVERY: For Clients that have direct relationships with information providers and for our Syndication!Connect product, we provide a technology platform for the delivery and integration of information. We charge a processing and delivery fee based on the amount of data delivered. This revenue is recognized on a subscription basis.

     SET-UP FEES: Most of our products require a one-time set-up fee which include charges for building custom filters, which enable the customer to receive customized information, and integration kits that enable deeper integration of our information management solutions with third party software such as content management systems and enterprise information portals that customers use to operate their site. Set-up revenue is recognized ratably over the term of the contract.

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

COST OF SERVICES

     Cost of services consists of royalties to information providers as well as costs for bandwidth, storage of our servers in third-party network data centers and certain costs associated with the maintenance of our infrastructure. We also include certain payroll and related expenses pertaining to staff associated with client implementation, developing custom applications, performing editorial and quality assurance services and maintaining our network operations.

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

STOCK BASED COMPENSATION

     We recorded a credit for the amortization of deferred stock-based compensation of approximately $(570,000) and $(103,000) for the three months ended March 31, 2002 and 2001, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 2001 do not include the results of operations of Stockpoint as the Merger Date of this acquisition was August 21, 2001.
     The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

                                                        FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                        --------------------------
                                                           2002   2001
                                                           ----   -----
Revenue ................................................    100%   100%
                                                           ====   ====
Operating expenses:

Cost of services (excluding depreciation of 3%
     and 2% for the three months ended March 31 2002
     and 2001 respectively, shown below) ...............     32     29
Research and development (excluding stock-based
     compensation of 0% and (7)% for
     the three months ended March 31, 2002 and 2001,
     respectively, shown below) ........................     23     24

Sales and marketing (excluding stock-based
     compensation of (8)% and 2%
     for the three months ended March 31, 2002 and 2001,
     respectively, shown below).........................     33     57
General and administrative (excluding
     stock-based compensation of 2% and 4% for
     the three months ended March 31, 2002
     and 2001, respectively, shown below) ..............     23     49
  Depreciation and amortization ........................     13     20
  Stock-based compensation .............................     (6)    (1)
                                                           ----   ----
     Total operating expenses ..........................    118    178
                                                           ----   ----
Operating loss .........................................    (18)   (78)
Other income (expense), net ............................      6     19
                                                           ----   ----
     Net loss ..........................................    (12)%  (59)%
                                                           ====   ====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Total revenue increased to $9.4 million for the three months ended March 31, 2002, an increase of $1.8 million or 24% from $7.6 million for the three months ended March 31, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for $4.6 million of revenue. After adjusting for the acquisition, our underlying revenues would have decreased by 37%. This decrease adjusted for the acquisition of Stockpoint is due to a decrease in our customer base partially offset by an increase in the average contract value per customer. Although our total revenue has generally increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

     COST OF SERVICES. Cost of services increased to $3.0 million for the three months ended March 31, 2002, an increase of approximately $800,000 or 35% from $2.2 million for the three months ended March 31, 2001. After adjusting for the cost of services attributable to the acquisition of Stockpoint of approximately $1.3 million, our underlying cost of services decreased 23%. This decrease was due to a decrease in revenue resulting in lower data royalties paid to providers and a decrease in the number of employees in the implementation and data engineering, network operations and professional services departments. As a percentage of revenue, and including Stockpoint, cost of services increased to approximately 32% for the three months ended March 31, 2002 from 29% for the three months ended March 31, 2001.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.1 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001. After adjusting for research and development costs attributable to Stockpoint acquisition of approximately $780,000, our underlying research and development costs decreased by approximately $600,000. This is due to a decrease in personnel costs. As a percentage of revenue, research and development expenses decreased slightly to approximately 22% for the three months ended March 31, 2002 from approximately 24% for the three months ended March 31, 2001. The decrease in research and development as a percentage of total revenue resulted primarily because revenue growth outpaced increases in research and development expenditures.

     SALES AND MARKETING. Sales and marketing expenses decreased to $3.1 million for the three months ended March 31, 2002, from $4.3 million for the three months ended March 31, 2001. After adjusting for sales and marketing costs attributable to the Stockpoint acquisition of approximately $763,000, our underlying sales and marketing costs decreased by approximately 47%. As a percentage of revenue, sales and marketing costs decreased to approximately 33% for the three months ended March 31, 2002 from approximately 57% for the three months ended March 31, 2001. This decrease in sales and marketing expense in absolute dollars was due to a significant decrease in marketing programs, and a decrease in compensation expense associated with the reduction of our sales force and customer support. The decrease in sales and marketing as a percentage of total revenue resulted primarily because revenue growth outpaced sales and marketing expenditures.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.1 million for the three months ended March 31, 2002, from $3.7 million for the three months ended March 31, 2001. After adjusting for general and administrative costs attributable to the Stockpoint acquisition of approximately $530,000, our underlying general and administrative costs decreased significantly by approximately 57%. This was due to a significant decrease in bad debt expense, a decrease in facilities and personnel costs, professional fees and travel expenses. As a percentage of revenue, general and administrative expenses decreased to approximately 23% for the three months ended March 31, 2002 from 49% for the for the three months ended March 31, 2001. General and administrative expenses decreased as a percentage of total revenue primarily because revenue growth outpaced increases in general and administrative expenditures.

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

     STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has reversed previously recognized deferred stock based compensation expense of approximately $570,000 and $103,000 for the three months ended March 31, 2002 and 2001, respectively. This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees.

     OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, decreased to approximately $604,000 for the three months ended March 31, 2002, from $1.3 million for the three months ended March 31, 2001. The significant decrease was due to a decrease in interest income earned on declining cash balances, cash equivalents and investments in marketable securities.

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

                                                                              THREE MONTHS ENDED
                                              --------------------------------------------------------------------------------------
                                              JUNE 30,SEPTEMBER 30, DECEMBER 31,MARCH 31, JUNE 30,SEPTEMBER 30, DECEMBER 31,MARCH31,
                                                2000       2000       2000       2001       2001       2001       2001       2002
                                              --------   --------   --------   --------   --------   --------   --------   ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
    Total revenue ........................... $  4,705   $  6,584   $  7,856   $  7,601   $  6,701   $  7,244   $  9,405   $  9,411
                                              --------   --------   --------   --------   --------   --------   --------   --------

  Operating expenses:
Cost of services
(excluding depreciation of $123, $256, $151,
    $162, $259, $156, $227 and $247 in the
    second quarter of 2000 through the first
    quarter of 2002, respectively, as shown
    below) ..................................    1,427      1,985      1,543      2,219      1,887      2,239      2,866      2,988
Research and development(excluding
    stock-based compensation of $657, $439,
    $431, $(502), $229, $161, $(236) and $23
    in the second quarter of 2000 through the
    first quarter of 2002, respectively, as
    shown below) .............................   1,354      1,835      1,960      1,855      1,955      2,150      1,893      2,128
Sales and marketing (excludes stock-based
    compensation of $1,374, $1,171, $812, $129,
    $430,$(473), $(196) and $(735) in the
    second quarter of 2000 through the first
    quarter of 2002, respectively, as shown
    below) ....................................  4,528      6,156      5,884      4,320      3,670      3,145      3,377      3,116
General and administrative (excludes
    stock-based compensation of $3,218, $2,499,
    $2,373, $270, $407, $485, $(296) and $141
    in the second quarter of 2000 through the
    first quarter of 2002, respectively, as
    shown below) ..............................  2,176      2,199      4,071      3,839      3,474      3,128      2,671      2,120

Depreciation and amortization
  Stock-based                                      732        936      1,417      1,487      1,476      1,141      1,353      1,236
    compensation ............................    5,249      4,109      3,616       (103)     1,066        173       (256)      (570)
Restructuring charge ........................       --         --         --         --         --     12,239         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------
    Total operating expenses ................   15,466     17,220     18,491     13,617     13,528     24,215     11,904     11,018
                                              --------   --------   --------   --------   --------   --------   --------   --------

Operating loss ..............................  (10,761)   (10,636)   (10,635)    (6,016)    (6,827)   (16,971)    (2,499)    (1,607)
                                              --------   --------   --------   --------   --------   --------   --------   --------
Other income ................................      113      1,161      1,521      1,407      1,038        213        607        604
                                              --------   --------   --------   --------   --------   --------   --------   --------
Net loss ....................................  (10,648)    (9,475)    (9,114)    (4,609)    (5,789)   (16,758)    (1,892)    (1,003)
                                              ========   ========   ========   ========   ========   ========   ========   ========

Deemed preferred stock dividends ............     (155)   (50,215)        --         --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------
Loss attributable to common stockholders .... $(10,803)  $(59,690)  $ (9,114)  $ (4,609)  $ (5,789)  $(16,758)  $ (1,892)  $ (1,003)
                                              ========   ========   ========   ========   ========   ========   ========   ========
Basic net loss per common share ............. $   (.85)  $  (2.16)  $   (.24)  $   (.12)  $   (.15)  $   (.42)  $   (.04)  $   (.02)
                                              ========   ========   ========   ========   ========   ========   ========   ========
Weighted-average number of shares used in
  computation of basic net loss per share ...   12,773     27,594     37,932     37,964     38,097     40,087     42,256     42,377
                                              ========   ========   ========   ========   ========   ========   ========   ========

PRO-FORMA BASIC NET LOSS
  PER COMMON SHARE
Loss attributable to common stockholders .... $(10,803)  $(59,690)  $ (9,114)  $ (4,609)  $ (5,789)  $(16,758)  $ (1,892)  $ (1,003)

Add amortization of deferred stock
  compensation ..............................    5,249      4,109      3,616       (103)     1,066        173       (256)      (570)
Add deemed preferred stock dividends ........      155     50,215         --         --         --         --         --         --

Add restrucuring and asset impairment charge        --         --         --         --         --     12,239         --         --

Add provision for impairment of investments         --         --         --         --         --        400         --         --

Net loss in computing proforma basic net loss --------   --------   --------   --------   --------   --------   --------   ---------
  per common share .......................... $ (5,399)  $ (5,366)  $ (5,498)  $ (4,712)  $ (4,723)  $ (3,946)  $ (2,148)  $ (1,573)
                                              ========   ========   ========   ========   ========   ========   ========   ========

Shares used in computation of basic net loss
  per common share ..........................   12,773     27,594     37,932     37,964     38,097     40,087     42,256     42,377

Add pro forma adjustment to reflect weighted
  average effect of the assumed conversion of
  convertible preferred stock ...............   11,349      6,958         --         --         --         --         --         --

Shares used in computing pro forma basic net
  loss per common share .....................   24,122     34,552     37,932     37,964     38,097     40,087     42,256     42,377

Pro forma basic net loss per common share ... $  (0.22)  $  (0.16)  $  (0.14)  $  (0.12)  $  (0.12)  $  (0.10)  $  (0.05)  $  (0.04)
                                              ========   ========   ========   ========   ========   ========   ========   =========

     *Certain reclassifications have been made to the 1999, 2000 and 2001 financial statements to conform with the 2002 presentation- See footnotes to the financial statements included elsewhere herein.

NET LOSS PER COMMON SHARE

     Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

Pro forma basic net loss excludes the amortization of deferred stock compensation and deemed preferred stock dividends, restructuring charge, and the provision for impairment of investments of $5,404, $54,324, $3,616, $(103), $1,066, $12,812, $(256)and $(570) for the three months ending June 30, 2000 through the three months ended March 31, 2002 (in thousands), respectively.

     Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of March 31, 2002 we had cash and cash equivalents and marketable securities of approximately $61.4 million.

     We operate from leased premises in New York, satellite offices in San Francisco, London and Iowa. Our current aggregate annual rental obligations under these leases are approximately $2.1 million for the year ended December 31, 2002. Our capital expenditures were approximately $606,000 and $1.2 million, for the three months ended March 31, 2002 and 2001, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our headquarters.

          As of March 31, 2002, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. Additionally, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. In connection with the acquisition of Stockpoint Inc., a financial institution acting as a trustee for debenture holders is the beneficiary of an irrevocable standby letter of credit for $6.3 million. Our obligation regarding the $6.3 million letter of credit has been 99% satisfied as of March 31, 2002. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

     For the three months ended March 31, 2002 and 2001 the net cash used in operating activities was approximately $1.4 million and $2.9 million. The net cash used in operating activities for the three months ended March 31, 2002 resulted primarily from net losses of $1.0 million, a decrease in deferred revenue of $2.2 million and a decrease in accrued restructuring expenses of $489,000. This was offset by a decrease in trade accounts receivable of $1.2 million, and a decrease in prepaid expenses and other assets of $366,000. Depreciation expense accounted for $1.2 million offset by a reversal of stock based compensation of $570,000. The net cash used in operating activities for the three months ended March 31, 2001 resulted primarily from net losses of $4.6 million offset by $1.4 million in non-cash charges. An increase in accounts payable and accrued expenses and prepaid expenses and other assets of $429,000 and $487,000, respectively. This is offset by a decrease in accounts receivable and deferred revenue of $406,000 and $57,00, respectively.

     For the three months ended March 31, 2002 and 2001, net cash provided by
(used) in investing activities was $7.1 million and $(26.0) million, respectively. The net cash provided by investing activities for the three months ended March 31, 2002 was principally for the sale of marketable securities reclassified into cash and cash equivalents of $7.8 million, offset by approximately $606,000 for the purchase of property and equipment. The net cash used in investing activities for the three months ended March 31, 2001 was for the purchase of marketable securities and equipment, $24.8 million and $1.2, respectively.

     For the three months ended March 31, 2002 and 2001 net cash used in financing activities was $652,000 and $524,000. Net cash used in financing activities for the three months ended March 31, 2002 and 2001 was primarily from repayments of our capital lease obligations.

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

        While our strategy is to attract large and mid-sized enterprise customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of March 31, 2002 was approximately $1.0 million. We may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

Congress has passed Internet-related legislation concerning copyrights, taxation, and the online privacy of children. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

        Our executive officers and directors, in the aggregate, beneficially own approximately 36.3% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

          RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets related to the Company's Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of January 1, 2002. Based on the provisions in the standard, management is required to determine the amount of such impairment, if any, by June 30, 2002. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 01, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 01, 2002 and this EITF did not have a material effect on the Company's financial statements.

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

     Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of March 31, 2002 the effect of foreign exchange rate fluctuations was not material.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We did not submit any matters to a vote of security holders during the First quarter of fiscal year ended December 31, 2002.

ITEM 5. OTHER INFORMATION

     John Sculley was appointed as a director of the registrant on February 4, 2002 to replace Patrick McNeela who resigned as a director of the registrant on February 4, 2002. Also, Jay Chiat served as Chairman Emeritus and a director of the registrant until he passed away on April 23, 2002. It is currently anticipated that the Board of Directors will elect a director to fill such vacancy upon the location of a suitable candidate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     On January 10, 2002, the registrant submitted a report on Form 8-K under
Item 9 announcing that Kirk Loevner was named President and Chief Executive Officer of the registrant effective January 10, 2002. Mr. Loevner was also elected to the Board of Directors. It was also announced that Kevin Clark, former Chief Executive Officer, would remain Chairman of the Board of Directors.

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

                               SCREAMINGMEDIA INC.
                                  (Registrant)

                     SIGNATURE                                 TITLE                   DATE
                     ---------                                 -----                   ----


                /s/ KIRK LOEVNER                     President, Chief Executive    May 14, 2002
---------------------------------------------------   Officer and Director
                  Kirk Loevner

               /s/ DAVID M. OBSTLER                  Chief Financial Officer       May 14, 2002
---------------------------------------------------   and Treasurer
                 David M. Obstler