Form 10-Q
period 2002-06-30
SCREAMING MEDIA COM INC
filed 2002-08-14
CIK 1106917

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-30309

SCREAMINGMEDIA INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-4042678
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

601 WEST 26TH ST., NEW YORK, NY 10001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 691-7900

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

Yes ☒ No ☐

As of August 6, 2002 there were 42,805,811 shares of the Registrant’s common stock outstanding.

SCREAMINGMEDIA INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SCREAMINGMEDIA INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,058,911	$15,189,440
Marketable securities	32,016,518	48,925,499
Accounts receivable, net of allowance for doubtful accounts of $935,000 and $1,130,000 as of June 30, 2002 and December 31, 2001, respectively	3,257,302	5,577,430
Prepaid expenses	735,897	1,402,467
Total current assets	64,068,628	71,094,836

PROPERTY AND EQUIPMENT–Net of accumulated depreciation and amortization	6,793,559	11,007,497
GOODWILL	34,988,044	34,063,396
OTHER ASSETS	858,138	1,009,224
TOTAL ASSETS	$106,708,369	$117,174,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,745,733	$6,217,752
Accrued restructuring expenses	4,460,825	4,452,883
Deferred revenue	8,123,797	11,036,116
Current portion of capital lease obligations	1,948,724	2,138,723
Total current liabilities	20,279,079	23,845,474

NONCURRENT LIABILITIES:
Capital lease obligations, less current portion	1,776,396	1,857,707
Total liabilities	22,055,475	25,703,181

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 100,000,000 shares authorized and 44,080,420 and 43,901,678 issued and 42,528,881 and 42,350,139 outstanding at June 30, 2002 and December 31, 2001	440,805	439,017
Additional paid-in capital	224,188,767	225,455,188
Warrants	1,638,388	1,638,388
Deferred compensation	(752,720)	(1,822,393)
Treasury stock	(968,738)	(968,738)
Accumulated deficit	(140,142,617)	(133,630,005)
Accumulated other comprehensive income	249,009	360,315
Total stockholders’ equity	84,652,894	91,471,772
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,708,369	$117,174,953

See accompanying notes to consolidated financial statements.

SCREAMINGMEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
NET REVENUE	$8,901,807	$6,700,646	$18,312,802	$14,302,133

OPERATING EXPENSES:
Cost of services (excluding depreciation of $228,870 $258,662 $476,293 and $420,947 for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, shown below)	2,851,252	1,887,164	5,839,112	4,105,912
Research and development (excluding stock-based compensation of $(99,342), $229,018, $(76,582) and $(272,581) for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, shown below)	1,848,514	1,955,065	3,976,817	3,810,446
Sales and marketing (excluding stock-based compensation of $138,763 $429,959, $(595,717) and $558,723 for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, shown below)	2,412,636	3,670,449	5,528,779	7,990,449
General and administrative (excluding stock-based compensation of $141,391, $406,952, $282,782 and $677,199 for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, shown below)	1,765,926	3,474,028	3,886,017	7,312,584
Depreciation and amortization	1,091,026	1,475,657	2,327,727	2,962,183
Stock-based compensation	180,812	1,065,929	(389,517)	963,341
Restructuring and asset abandonment charge	4,645,344	—	4,645,344	—
Total operating expenses	14,795,510	13,528,292	25,814,279	27,144,915
OPERATING LOSS	(5,893,703)	(6,827,646)	(7,501,477)	(12,842,782)

OTHER INCOME (EXPENSE):
Interest income	467,439	1,139,077	1,171,486	2,674,150
Interest expense	(82,853)	(101,462)	(182,621)	(230,017)
Total other income, net	384,586	1,037,615	988,865	2,444,133

NET LOSS	$(5,509,117)	$(5,790,031)	$(6,512,612)	$(10,398,649)
Basic net loss per common share	$(.13)	$(.15)	$(.15)	$(.27)
Weighted-average number of shares of common stock outstanding	42,454,363	38,096,795	42,415,442	38,030,442

See accompanying notes to consolidated financial statements.

SCREAMINGMEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,512,612)	$(10,398,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,327,727	2,962,183
Stock-based compensation	(389,517)	877,091
Stock/warrants issued for services	—	86,250
Non-cash portion of restructuring charge	3,425,560	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,320,128	1,700,059
Decrease (increase) in prepaid expenses and other assets	817,656	(1,355,579)
Decrease in accounts payable and accrued expenses	(726,276)	(622,333)
Decrease in deferred revenue	(3,378,856)	(441,557)
Increase in accrued restructuring expenses	7,942	—
Net cash used in operating activities	(2,108,248)	(7,192,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(479,212)	(1,885,046)
Sale (purchase)of investments and marketable securities	16,718,189	(20,912,899)
Payments of severance and other exit costs related to business acquired	(203,854)	—
Net cash provided by (used in) investing activities	16,035,123	(22,797,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1,331,447)	(1,455,195)
Proceeds from exercise of warrants, stock options and stock purchases	194,557	360,974
Net cash used in financing activities	(1,136,890)	(1,094,221)
Effect of exchange rate changes on cash and cash equivalents	79,486	64,236
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,869,471	(31,020,465)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,189,440	58,305,096
CASH AND CASH EQUIVALENTS END OF PERIOD	$28,058,911	$27,284,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$182,621	$230,017
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Fixed assets acquired under capital leases	$1,060,137	$318,614
Common stock issued to board member	$—	$86,250

See accompanying notes to consolidated financial statements.

SCREAMINGMEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

2. RECLASSIFICATIONS

Certain reclassifications have been made in the June 30, 2001 financial statements to conform to the classifications used in the June 30, 2002 financial statements.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets with indeterminate useful lives related to the Company’s Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). See note 11 of the notes to the consolidated financial statements for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at January 1, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

In November 2001, the FASB Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR’S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 1, 2002 and this EITF did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteriaof Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is in the process of determining the future impact that the adoption of SFAS No. 145 may have on our earnings and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of determining the future impact that the adoption of SFAS No. 146 may have on our earnings and financial position.

4. OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, which requires the disclosure of comprehensive income (loss).  SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders’ equity (deficiency) on the balance sheet.  The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company’s investments in marketable securities.  Comprehensive loss was $5.4 million, $5.6 million, $6.6 and $10.2 million for the three and six months ended June 30, 2002 and 2001, respectively.

5. ACQUISITION

On August 21, 2001, (the “Merger Date”) ScreamingMedia Inc. (the “Company”), acquired Stockpoint, Inc. (“Stockpoint”) pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary (the “Merger”). The Company has accounted for the combination with Stockpoint as a purchase business combination under SFAS No. 141. Stockpoint is a provider of online financial applications, investment analysis tools and market information. As a result of the acquisition, the Company has significantly strengthened its offerings to the financial services industry, a key client sector. It also expects to reduce costs through economies of scale.

The results of Stockpoint’s operations have been included in the Company’s consolidated statement of operations since the Merger Date.

The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4.1 million shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of ScreamingMedia’s common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at approximately $699,000 using the Black-Scholes Valuation Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a Company stock price of $2.26, and Stockpoint debt of approximately $6.2 million paid off at the Merger Date. As part of the approximate $24.6 million purchase price agreed to and in addition to the aforementioned items, the Company paid approximately $5.9 million in other assumed debt subsequent to the Merger Date that was directly attributable to this transaction. Pursuant to the merger agreement, the Company withheld ten percent of the consideration agreed to be paid to Stockpoint’s equity holders, totaling approximately $1.1 million in cash, common stock and warrants for possible future purchase price adjustments. This holdback amount has not been placed in escrow and such withheld common shares and warrants have not been issued. In addition, the Company incurred approximately $1.4 million in acquisition expenses. The Company funded the acquisition through the use of its cash and cash equivalents.

The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company’s preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. The following table summarizes management’s preliminary estimated fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash	$675,829
Current assets	3,166,819
Property and equipment	1,333,810
Goodwill	33,571,672
Total assets acquired	38,748,130
Current liabilities	(14,1 22,343)
Total purchase price	$(24,625,787)

In connection with this acquisition, the Company has recorded preliminary exit costs of $1,416,372 as of June 30, 2002 to exit certain Stockpoint activities. Of this amount, $1,085,664 was paid and $330,708 remains unpaid as of June 30, 2002. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

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

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(000’s)	(000’s)

Net Revenue	$11,715	$24,893

Net loss applicable to common stockholders	$(6,452)	$(12,668)

Proforma Basic net loss per common share	$(0.15)	$(0.30)

Weighted-average number of shares of common stock outstanding	41,823	42,757

6. RESTRUCTURING AND ASSET ABANDONMENT CHARGE

During the quarter ended June 30, 2002, we recorded a  $4.6 million restructuring and asset abandonment charge. This charge consisted of $3.4 million of asset abandonment charges, workforce reduction costs of approximately $700,000, and the shutdown or other rationalization of certain sales facilities and a data center of approximately $520,000. The plan was materially completed as of June 30, 2002.

Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Two locations, a sales office in Europe and a data center in the United States, were affected by these actions.  Facility shutdown charges consisted of $520,000 of lease cancellation payments through June, 2005.

The workforce reduction charge of $700,000 included involuntary employee separation costs for 34 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations.

As of June 30, 2002, all of the planned employee eliminations were completed. Cash severance payments of approximately $464,000 were made during the quarter ended June 30, 2002. At June 30, 2002 the remaining balance of the unpaid severance was classified in the Consolidated Balance Sheet as part of accrued restructuring expenses. The remaining balance for employee severance was approximately $235,000 at June 30, 2002. The remaining balance for accrued severance relates to 7 employees and will be funded from operations and is not expected to significantly impact the Company’s liquidity.

The $3.4 million asset abandonment charge consists of approximately $2.0 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.4 million for the abandonment of leasehold improvements, furniture and fixtures, and computer and network equipment in conjunction with our facility and data center closures.

The following table summarizes the components of the restructuring charge:

	Cost	Utilized	Balance Remaining at June 30, 2002
Facility shutdowns	$520,430	$—	$520,430
Workforce reductions	699,354	464,091	235,263
Asset impairment charges	3,425,560	3,425,560	—
	$4,645,344	$3,889,651	$755,693

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

The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. All of the planned employee eliminations were completed as of June 30, 2002. Cash severance payments of approximately $975,000 and $301,000 were made during the year ended December 31, 2001 and the six months ended June 30, 2002, respectively.

The $4.9 million asset impairment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

The following table summarizes the components of the restructuring charge:

	Cost	Utilized	Balance Remaining at June 30, 2002
Facility shutdowns	$6,028,201	$2,343,647	$3,684,554
Workforce reductions	1,297,019	1,276,441	20,578
Asset impairment charges	4,913,982	4,913,982	—
	$12,239,202	$8,534,070	$3,705,132

7. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $28.1 million and $15.2 million, respectively.

8. MARKETABLE SECURITIES

Marketable securities investments as of June 30, 2002 consist of the following:

	COST	UNREALIZED HOLDING GAINS	FAIR VALUE
Corporate Notes and Bonds	$31,835,067	$181,451	$32,016,518

	COST	FAIR VALUE
Due within one year	$7,722,787	$7,727,245
Due after one year through five years	$24,112,280	$24,289,273
Total marketable securities	$31,835,067	$32,016,518

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity as of June 30, 2002 and December 31, 2001. The Company does not hold these securities for speculative or trading purposes.

9. STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, the Company has reversed previously recognized deferred stock based compensation expense of approximately $(113,000) and $(683,000) for the three and six months ended June 30, 2002, respectively. This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees. In addition, the Company reversed future amortization expense of approximately $200,000 and $1.5 million within the balance sheet from deferred compensation to additional paid in capital, reflecting the forfeiture of these options for the three and six months ended June 30, 2002, respectively.

10. NET LOSS PER COMMON SHARE

Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

11.  GOODWILL

Effective January 1, 2002, the beginning of ScreamingMedia’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually.  Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002.

The Company operates in one reporting unit, the same as its one principal business segment, for purposes of evaluating the recoverability of goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of January 1, 2002	$34,063,396

Additional transaction costs Related to the Stockpoint acquisition	22,730

Purchase price allocation adjustments related to Liabilities acquired in the Stockpoint acquisition	901,918

Balance as of June 30, 2002	$34,988,044

All of the goodwill relates to the Company’s acquisition of Stockpoint in August 2001 (See note 5). There was no amortization related to goodwill recorded during the three and six month periods ended June 30, 2002 and 2001. The Company has not finalized the valuation and identification of the intangible assets it has acquired in order to finalize the allocation of the purchase price of the Stockpoint acquisition as of June 30, 2002. The Company expects to complete this valuation and identification during the quarter ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties.

Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Risk Factors” herein and in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report.

OVERVIEW

ScreamingMedia provides information management solutions to the enterprise. The Company provides turnkey solutions to customers in target segments where information is mission-critical, namely Financial Services, Corporate Websites & Intranets and Access Providers. ScreamingMedia’s solutions encompass technology for integrating third party information and internal information into business systems, applications to present and analyze that information, a range of licensed information from various sources, and services to enable customization and integration of this information into any platform including websites, intranets, wireless solutions and interactive television services.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2001 as filed with the SEC on April 01, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

We have identified the following items as critical accounting policies to our Company:

REVENUE RECOGNITION: Our revenue recognition policy is significant as our revenue is a key component of our results of operations. For the fiscal years ended 2001 and 2000, the Company recognized revenue over the life of the applicable contracts.

During Fiscal 2002, we may sell our software and, under certain circumstances, will recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2). During the quarter and six months ended June 30, 2002, we did not recognize revenue in accordance with SOP 97-2. All other software sales will be recognized over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction Type Contracts” (Sop 81-1).

SOFTWARE CAPITALIZATION: Until 2002, we did not sell software as a standalone product. During 2001, we made a decision to modify certain existing internal use software and attempt to sell it as “Actrellis”. At the time this decision was made, we determined that we would need to modify our existing software capitalization policy, such that in the future, we would now follow the guidance of SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” for software to be sold externally. The internal use software predecessor to Actrellis was developed prior to the issuance of 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of Actrellis’ predecessor occurred prior to the issuance of SOP 98-1, no amounts related to Actrellis’ development were capitalized to date.

Under SFAS No. 86, research and development costs are expensed as incurred. Additionally, software development costs are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for release to customers. The Company’s Actrellis software was released soon after technological feasibility was established in the first quarter ended March 31, 2002. As a result, capitalizable costs subsequent to achieving technological feasibility under SFAS No. 86 have not been incurred before the first quarter of 2002 and all software development costs have been expensed to date.

GOODWILL: The Company’s intangibles consist primarily of goodwill from our acquisition of Stockpoint accounted for under the purchase method. The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company’s preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Under the transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill related to the Company’s Stockpoint acquisition has not been periodically amortized during the six months ended June 31, 2002.

USE OF ESTIMATES: The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

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

In 2002, we began selling our Actrellis Enterprise Software Suite which customers can use to integrate and present information without receiving any data or recurring services from ScreamingMedia. This stand-alone software is sold as a perpetual or annual license fee and the fees vary according to the version and functionality of software selected. In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), software license revenue is generally recognized when, the contracted is executed, all delivery obligations have been met, the fee is fixed and determinable, collectibility is probable and vendor specific objective evidence is determinable. For some arrangements, we may provide services that are essential to the functionality of the software selected. For these arrangements both the license revenue and services revenue will be recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction Type Contracts” (SOP 81-1). We will account for these arrangements under the percentage of completion contract method pursuant to SOP 81-1.

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

PROFESSIONAL SERVICES: We offer professional services, which include customization of products, systems integration services and other special projects including editorial services and consulting. Depending on the nature of the customization, this revenue is generally recognized as the service is performed or over the life of the contract .

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

We have several different arrangements with information providers. The majority of our contracts are based on royalty fees that are calculated monthly, based on the volume of a provider’s information relayed to our customers. In certain cases, the contractual agreement is based on fixed fees or subject to a minimum charge. Certain of these fixed fee arrangements include additional fees at a variable rate once our clients exceed a specified usage volume. In other cases, we license information based on a per client basis.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related personnel costs associated with the research, design and development of software applications and services supporting our business. These include engineers that are developing and maintaining our software and infrastructure and our product managers. Research and development costs are expensed as incurred until technological feasibility is established for software to be sold. To date, we believe under our current software engineering processes that the establishment of technological feasibility and general release, have substantially coincided. As a result, no software development costs have been capitalized to date for software developed for external sales. For software developed for internal use, expenses are capitalized while in the application development stage and expensed while in the preliminary and post implementation stages.

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

STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, we recognized deferred stock-based compensation expense of  $180,812, $(389,517), $1,065,929 and $963,341 for the three and six months ended June 30, 2002 and 2001, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

Included in stock-based compensation expense for the quarter ended June 30, 2002, the Company has reversed previously recognized deferred stock based compensation expense of approximately $(113,000). This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees. In addition, the Company reversed future amortization expense of approximately $200,000 within the balance sheet from deferred compensation to additional paid in capital, reflecting the forfeiture of these options during the current quarter.

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2001 do not include the results of operations of Stockpoint as the Merger Date of this acquisition was August 21, 2001. The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2002	2001	2002	2001
Revenue	100%	100%	100%	100%

Operating expenses:

Cost of services (excluding depreciation of 3%, 4%, 3% and 3% for the three and six months ended June 30, 2002 and 2001 respectively, shown below)	32%	28%	32%	29%
Research and development (excluding stock-based compensation of (2)%, 4%, 0%, and (2)% for the three and six months ended June 30, 2002 and 2001, respectively, shown below)	21	29	22	27
Sales and marketing (excluding stock-based compensation of 2%, 6%,(4)%, and 4% for the three and six months ended June 30, 2002 and 2001, respectively, shown below)	27	55	30	56
General and administrative (excluding stock-based compensation of 2%, 6%, 2% and 5% for the three and six months ended June 30, 2002 and 2001, respectively, shown below)	20	52	21	51
Depreciation and amortization	12	22	13	21
Stock-based compensation	2	16	(2)	7
Restructuring and asset abandonment charge	52	—	25	—
Total operating expenses	166	202	141	191
Operating loss	(66)	(102)	(41)	(91)
Other income (expense), net	4	15	5	17
Net loss	(62% )	(87% )	(36% )	(74% )

Certain reclassifications have been made in the June 30, 2001 financial statements to conform to the classifications used in the June 30, 2002 financial statements.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUE. Total revenue increased to $8.9 million for the three months ended June 30, 2002, an increase of $2.2 million or 33% from $6.7 million for the three months ended June 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for $4.7 million of revenue. After adjusting for the acquisition, our underlying revenues would have decreased by 37%. This decrease adjusted for the acquisition of Stockpoint is due to a decrease in our customer base partially offset by an increase in the average contract value per customer.  Although our total revenue has generally increased year over year, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

COST OF SERVICES. Cost of services increased to $2.9 million for the three months ended June 30, 2002, an increase of approximately $1.0 million or 51% from $1.9 million for the three months ended June 30, 2001. After adjusting for the cost of services attributable to the acquisition of Stockpoint of approximately $1.1 million, our underlying cost of services decreased by 10%. This decrease was due to a decrease in the number of employees in the implementation and data engineering, network operations and professional services departments, as well as a decrease in corresponding revenue. As a percentage of revenue, and including Stockpoint, cost of services increased to approximately 32% for the three months ended June 31, 2002 from 28% for the three months ended June 30, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.8 million for the three months ended June 30, 2002, a decrease of approximately $200,000 or 10% from $2.0 million for the three months ended June 30, 2001. After adjusting for research and development costs attributable to the Stockpoint acquisition of approximately $596,000 our underlying research and development costs decreased by approximately 36%. This is due to a decrease in personnel costs. As a percentage of revenue and including Stockpoint for the current quarter, research and development expenses decreased to approximately 21% for the three months ended June 30, 2002 from approximately 29% for the three months ended June 30, 2001. The decrease in research and development as a percentage of total revenue resulted primarily because total revenue growth outpaced increases in research and development expenditures.

SALES AND MARKETING. Sales and marketing expenses decreased to $2.4 million for the three months ended June 30, 2002, a decrease of approximately $1.3 million or 34%, from $3.7 million for the three months ended June 30, 2001. After adjusting for sales and marketing costs attributable to the Stockpoint acquisition of approximately $561,000, our underlying sales and marketing costs decreased by approximately 50%. As a percentage of revenue and including Stockpoint for the current quarter, sales and marketing costs decreased to approximately 27% for the three months ended June 30, 2002 from approximately 55% for the three months ended June 30, 2001. This decrease in sales and marketing expense was due to a significant decrease in marketing programs, and a decrease in compensation expense associated with the reduction of our sales force and customer support. The decrease in sales and marketing, as a percentage of revenue resulted primarily because total revenue growth outpaced significant reductions in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.8 million for the three months ended June 30, 2002, a decrease of approximately $1.7 million or 49%, from $3.5 million for the three months ended June 30, 2001. After adjusting for general and administrative costs attributable to the Stockpoint acquisition of approximately $486,000, our underlying general and administrative costs decreased by approximately 63%. This was due to a significant decrease in bad debt expense, a decrease in facilities and personnel costs, professional fees and travel expenses. As a percentage of revenue, and including Stockpoint for the current quarter,  general and administrative expenses decreased to approximately 20% for the three months ended June 30, 2002 from 52% for the three months ended June 30, 2001. General and administrative expenses decreased as a percentage of total revenue primarily because revenue growth outpaced increases in general and administrative expenditures.

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

STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has recognized deferred stock based compensation expense of approximately $181,000 and $1.1 million for the three months ended June 30, 2002 and 2001, respectively.  As a percentage of revenue, stock-based compensation decreased to approximately 2% for the three months ended June 30, 2002, from 16% for the three months ended June 30, 2001.

Included in stock-based compensation expense for the quarter ended June 30, 2002, the Company has reversed previously recognized deferred stock based compensation expense of approximately $(113,000). This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included asset abandonment charges, the involuntary terminations of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office and data center.  As a consequence, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $5.0 million in operating expenses, including depreciation expense. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

We incurred no such restructuring or asset abandonment charges for the three months ended June 30, 2001.

OTHER INCOME, NET. Other income, net includes interest income from cash and  cash equivalents and marketable securities offset by interest on capital leases. Other income, net, decreased to approximately $385,000 for the three months ended June 30, 2002, from approximately $1.0 million for the three months ended June 30, 2001. The significant decrease was due to a decrease in interest income earned on declining cash balances, cash equivalents and investments in marketable securities.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUE. Total revenue increased to $18.3 million for the six months ended June 30, 2002, an increase of $4.0 million or 28% from $14.3 million for the six months ended June 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for $9.3 million of revenue. After adjusting for the acquisition, our underlying revenues would have decreased by 37%. This decrease adjusted for the acquisition of Stockpoint is due to a decrease in our customer base partially offset by an increase in the average contract value per customer.  Although our total revenue has generally increased year over year, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

COST OF SERVICES. Cost of services increased to $5.8 million for the six months ended June 30, 2002, an increase of approximately $1.7 million or 42% from $4.1 million for the six months ended June 30, 2001. After adjusting for the cost of services attributable to the acquisition of Stockpoint of approximately $2.4 million, our underlying cost of services decreased by approximately  17%. This decrease was due to a decrease in the number of employees in the implementation and data engineering, network operations and professional services departments, as well as a decrease in corresponding revenue. As a percentage of revenue, and including Stockpoint for the current period, cost of services increased to approximately 32% for the six months ended June 31, 2002 from 29% for the six months ended June 30, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses increased slightly to $4.0 million for the six months ended June 30, 2002, an increase of approximately $200,000 or 5%, from $3.8 million for the six months ended June 30, 2001. After adjusting for research and development costs attributable to the Stockpoint acquisition of approximately $1.4 million, our underlying research and development costs decreased by approximately $1.2 million or 32%. This is due to a decrease in personnel costs. As a percentage of revenue and including Stockpoint for the current period, research and development expenses decreased to approximately 22% for the six months ended June 30, 2002 from approximately 27% for the six months ended June 30, 2001. The decrease in research and development as a percentage of total revenue resulted primarily because total revenue growth outpaced increases in research and development expenditures.

SALES AND MARKETING. Sales and marketing expenses decreased to $5.5 million for the six months ended June 30, 2002, a decrease of approximately 2.5 million or 31%, from $8.0 million for the six months ended June 30, 2001. After adjusting for sales and marketing costs attributable to the Stockpoint acquisition of approximately $1.3 million our underlying sales and marketing costs decreased by approximately 47%. As a percentage of revenue and including Stockpoint for the current period, sales and marketing costs decreased to approximately 30% for the six months ended June 30, 2002 from approximately 56% for the six months ended June 30, 2001. This decrease in sales and marketing expense was due to a significant decrease in marketing programs, and a decrease in compensation expense associated with the reduction of our sales force and customer support. The decrease in sales and marketing, as a percentage of revenue resulted primarily because total revenue growth outpaced significant reductions in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $3.9 million for the six months ended June 30, 2002, a decrease of approximately $3.4 million or 47%, from $7.3 million for the six months ended June 30, 2001. After adjusting for general and administrative costs attributable to the Stockpoint acquisition of approximately $1.0 million, our underlying general and administrative costs decreased significantly by approximately 61%. This was due to a significant decrease in bad debt expense, a decrease in facilities and personnel costs, professional fees and travel expenses. As a percentage of revenue, and including Stockpoint for the current period,  general and administrative expenses decreased to approximately 21% for the six months ended June 30, 2002 from 51% for the six months ended June 30, 2001. General and administrative expenses decreased as a percentage of total revenue primarily because revenue growth outpaced increases in general and administrative expenditures.

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

STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has recognized  deferred stock based compensation expense of approximately $(390,000) and $963,000 for the six months ended June 30, 2002 and 2001, respectively.  The reversal for the six months ended June 30, 2002, relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included asset impairment and abandonment charges, the involuntary terminations of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office.  As a consequence, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $5.0 million in operating expenses, including depreciation expense.  However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

We incurred no such restructuring or asset abandonement charges for the six months ended June 30, 2001.

OTHER INCOME, NET. Other income, net includes interest income from cash and  cash equivalents and marketable securities offset by interest on capital leases. Other income, net, decreased to approximately $989,000 for the six months ended June 30, 2002, from $2.4 million for the six months ended June 30, 2001. The significant decrease was due to a decrease in interest income earned on declining cash balances, cash equivalents and investments in marketable securities.

QUARTERLY OPERATING RESULTS

The following table sets forth our unaudited quarterly operating results for each of our last eight quarters. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited consolidated financial statements elsewhere contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

	THREE MONTHS ENDED
	SEPTEMBER 30, 2000	DECEMBER 31, 2000	MARCH 31, 2001	JUNE 30, 2001	SEPTEMBER 30, 2001	DECEMBER 31, 2001	MARCH 31, 2002	JUNE 30, 2002
	(IN THOUSANDS EXCEPT PER SHARE DATA)
Total revenue	$6,584	$7,856	$7,601	$6,701	$7,244	$9,405	$9,411	$8,902

Operating expenses:
Cost of services (excluding depreciation of $256, $151, $162, $259, $156, $227, $247 and $229 in the third quarter of 2000 through the second quarter of 2002, respectively, as shown below)	1,985	1,543	2,219	1,887	2,239	2,866	2,988	2,851
Research and development(excluding stock-based compensation of $439, $431, $(502), $229, $161, $236, $23 and $(99) in the third quarter of 2000 through the second quarter of 2002, respectively, as shown below)	1,835	1,960	1,855	1,955	2,150	1,893	2,128	1,849
Sales and marketing (excludes stock-based compensation of $1,171, $812, $129, $430, $(473), $(196) $(735) and $139 in the third quarter of 2000 through the second quarter of 2002, respectively, as shown below)	6,156	5,884	4,320	3,670	3,145	3,377	3,116	2,413
General and administrative (excludes stock-based compensation of $2,499, $2,373, $270, $407, $485, $(296), $141 and $141 in the third quarter of 2000 through the second quarter of 2002, respectively, as shown below)	2,199	4,071	3,839	3,474	3,128	2,671	2,120	1,766

Depreciation and amortization	936	1,417	1,487	1,476	1,141	1,353	1,236	1,091
Stock-based compensation	4,109	3,616	(103)	1,066	173	(256)	(570)	181
Restructuring and asset abandonment/impairment charge	—	—	—	—	12,239	—	—	4,645
Total operating expenses	17,220	18,491	13,617	13,528	24,215	11,904	11,018	14,796

Operating loss	(10,636)	(10,635)	(6,016)	(6,827)	(16,971)	(2,499)	(1,607)	(5,894)
Other income	1,161	1,521	1,407	1,039	213	607	604	385
Net loss	(9,475)	(9,114)	(4,609)	(5,790)	(16,758)	(1,892)	(1,003)	(5,509)

Deemed preferred stock dividends	(50,215)	—	—	—	—	—	—	—
Loss attributable to common stockholders	$(59,690)	$(9,114)	$(4,609)	$(5,790)	$(16,758)	$(1,892)	$(1,003)	$(5,509)
Basic net loss per common share	$(2.16)	$(.24)	$(.12)	$(.15)	$(.42)	$(.04)	$(.02)	$(.13)
Weighted-average number of shares used in computation of basic net loss per share	27,594	37,932	37,964	38,097	40,087	42,256	42,377	42,454

PRO FORMA BASIC NET LOSS PER COMMON SHARE
Loss attributable to common stockholders .	$(59,690)	$(9,114)	$(4,609)	$(5,790)	$(16,758)	$(1,892)	$(1,003)	$(5,509)

Add amortization of deferred stock-based compensation	4,109	3,616	(103)	1,066	173	(256)	(570)	181
Add deemed preferred stock dividends ..	50,215	—	—	—	—	—	—	—
Add restructuring and asset abandonment charge	—	—	—	—	12,239	—	—	4,645
Add provision for impairment of investments	—	—	—	—	400	—	—	—
Net loss in computing pro forma basic net loss per common share excluding deemed preferred stock dividends, stock based compensation, restructuring charges, and provision for the impairment of investments	$(5,366)	$(5,498)	$(4,712)	$(4,724)	$(3,946)	$(2,148)	$(1,573)	$(683)
Shares used in computation of basic net loss per common share	27,594	37,932	37,964	38,097	40,087	42,256	42,377	42,454

Add proforma adjustment to reflect weighted Average effect of the assumed conversion of Convertible preferred stock	6,958	—	—	—	—	—	—	—

Shares used in computation of pro forma basic net loss per common share excluding deemed preferred stock dividends, restructuring charges, and provision for the impairment of investments	34,552	37,932	37,964	38,097	40,087	42,256	42,377	42,454

Proforma basic net loss per common share	$(.16)	$(.14)	$(.12)	$(.12)	$(.10)	$(.05)	$(.04)	$(.02)

* Certain reclassifications have been made to the 2000 and 2001 financial statements to conform with the 2002 presentation- See footnotes to the financial statements included elsewhere herein.

NET LOSS PER COMMON SHARE

Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive.

Pro forma basic net loss excludes the amortization of deferred stock compensation and deemed preferred stock dividends, restructuring and asset abandonment charge, and the provision for impairment of investments of  $54,324, $3,616, $(103), $1,066, $12,812, $(256), $(570) and $4,826 for the three months ending September 30, 2000 through the three months ended June 30, 2002 (in thousands), respectively.

Pro forma basic net loss per common share has been computed as described above and also gives effect, even if anti-dilutive, to common equivalent shares from preferred stock as if such conversion had occurred at the beginning of the period or at the date of original issuance, if later.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of June 30, 2002, we had cash and cash equivalents and marketable securities of approximately $60.1 million.

We operate from leased premises in New York, satellite offices in San Francisco, and Iowa. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, are approximately $2.1 million for the year ended December 31, 2002. Our net capital expenditures were approximately $480,000 and $1.9 million, for the six months ended June 30, 2002 and 2001, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our offices.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. Additionally, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $3.6 million standby letter of credit with a bank securing our lease arrangement with them.  The $3.6 million standby letter of credit securing our lease arrangement was reduced by $1.0 million to $2.6 million at July 31, 2002.  At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. In connection with the acquisition of Stockpoint Inc., a financial institution acting as a trustee for debenture holders is the beneficiary of an irrevocable standby letter of credit for $6.3 million.  Our obligation regarding the $6.3 million letter of credit has been 99% satisfied as of June 30, 2002.  Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our San Francisco office lease arrangement with them.

For the six months ended June 30, 2002 and 2001, the net cash used in operating activities was approximately $2.1 million and $7.2 million, respectively. The net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from net losses of $6.5 million, a decrease in deferred revenue of $3.4 million and a decrease in accounts payable and accrued expenses of $726,000. This was offset by $5.4 million in net non-cash charges, a decrease in trade accounts receivable of $2.3 million, and a decrease in prepaid expenses and other assets of $817,000. The net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from net losses of $10.4 million offset by $3.9 million in non-cash charges and an increase in prepaid expenses and other assets of $1.4 million. This is offset by a decrease in accounts receivable of $1.7 million and a decrease in accounts payable and accrued expenses and deferred revenue of $622,000 and $442,000, respectively.

For the six months ended June 30, 2002 and 2001, net cash provided by (used) in investing activities was $16.0 million and $(22.8) million, respectively. The net cash provided by investing activities for the six months ended June 30, 2002 was principally from the sale of marketable securities reclassified into cash and cash equivalents of $16.8 million, offset by approximately $480,000 for the purchase of property and equipment and approximately $204,000 for the payment of severance and exit costs. The net cash used in investing activities for the six months ended June 30, 2001 was for the purchase of marketable securities and equipment of $20.9 million and $1.9 million, respectively.

For the six months ended June 30, 2002 and 2001 net cash used in financing activities was $1.1 million, respectively. Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was primarily from repayments of our capital lease obligations of $1.3 million and 1.5 million offset by proceeds from the exercise of stock options of approximately $194,000 and $361,000, respectively.

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

OUR QUARTERLY FINANCIAL RESULTS MAY BE VOLATILE AND COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our revenues and operating results may vary significantly from quarter to quarter. Because of these fluctuations, our results in any quarter may not be indicative of future performance and it may be difficult for investors to properly evaluate our results. It is possible that in some future periods our revenues or earnings may fall below the expectations of investors and result in the market price of our common stock declining. The factors that may cause our financial results to vary from quarter to quarter include:

• the demand for our services;

• the value, timing and renewal of contracts with customers;

• the amount and timing of operating costs and capital expenditures;

• the performance of our technology;

• actions taken by our competitors, including new product introductions and enhancements; and

• adverse changes in the financial markets.

These factors, some of which are beyond our control, make it difficult to forecast our future revenues or results of operations accurately. A portion of our operating expenses are related to costs which cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management’s expectations, or if our expenses exceed increased revenues, results of operations would be materially adversely affected.

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

INTERNAL OR THIRD-PARTY SYSTEM OR EQUIPMENT FAILURES COULD ADVERSELY AFFECT OUR BUSINESS.

Our systems and operations are vulnerable to damage or interruption from a variety of factors, including human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage (physical or electronic), computer viruses, vandalism and similar unexpected adverse events. Moreover, while we presently have multiple data centers and have implemented internal redundancy measures, we presently do not have all functionality of all data centers available in multiple sites. We presently have a computer center at our Iowa facilities, and in addition, some of our computer operations are located in facilities owned by third parties (known as “co-location facilities”). Any failure of the computer equipment we use or the third-party telecommunications networks and data centers on which we rely for distribution could interrupt or delay our service. This could lead to customers canceling contracts and could damage our reputation, which could limit our ability to attract additional customers, decrease our revenue and lead to a drop in the value of our common stock.

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

We compete with:

• financial information providers and media companies, who often sell their own information directly to customers;

• application service providers and information aggregators, who aggregate information and either host private-label applications that use that data or deliver that data in the form of feeds to customers;

• financial and other enterprise software vendors, who have already or may in the future develop extensions to their software capabilities to be able to manage external information as efficiently as internal information;

• The in-house development staffs of many of our clients, who develop technology solutions often in conjunction with consulting and systems integration firms.

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

While our strategy is to attract large and mid-sized enterprise customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of June 30, 2002 was approximately $935,000. We may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

THIRD PARTIES MAY CLAIM THAT WE HAVE BREACHED THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND RESULT IN EXPENSE TO DEFEND OR SETTLE CLAIMS.

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

ACQUISITIONS AND STRATEGIC INVESTMENTS MAY RESULT IN INCREASED EXPENSES, DIFFICULTIES IN INTEGRATING TARGET COMPANIES AND DIVERSION OF MANAGEMENT’S ATTENTION.

We anticipate that from time to time we may be reviewing one or more acquisitions or strategic investments or other opportunities to expand our range of technology and products and to gain access to new markets. Growth through acquisitions or strategic investments entails many risks, including the following:

• our management’s attention may be diverted during the acquisition and integration process;

• we may face costs, delays and difficulties of integrating the acquired company’s operations, technologies and personnel into our existing operations, organization and culture;

• we may issue new equity securities to pay for acquisitions, which would dilute the holdings of existing stockholders;

• the timing of an acquisition or our failure to meet operating expectations for acquired businesses may impact adversely on our financial condition; and

• we may be adversely affected by expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment and warranty and product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results. Any of these risks and our limited experience in integrating acquisitions could affect any possible future acquisitions.

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

RISKS RELATED TO OUR SECURITIES

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT STOCKHOLDERS.

The stock market in general, the market for technology or Internet-related stocks in particular, has experienced extreme price fluctuations. At times, technology or Internet-related stocks have traded at prices and multiples that are substantially above the historical levels of the stock market in general. Since estimates of the value of technology or Internet-related companies have little historical basis and often vary widely, fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may also fluctuate as a result of factors that are beyond our control or unrelated to our operating results. We expect our stock price to fluctuate as a result of factors such as:

• variations in our actual or anticipated quarterly operating results or those of our competitors;

• announcements by us or our competitors of technological innovations;

• introduction of new products or services by us or our competitors;

• conditions or trends in the technology or Internet industry;

• changes in the market valuations of other technology or Internet companies;

• announcements by us or our competitors of significant acquisitions; and

• our entry into strategic partnerships or joint ventures.

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

Our executive officers and directors, in the aggregate, beneficially own approximately 36% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of ScreamingMedia and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

Delaware corporate law and our certificate of incorporation and by-laws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of ScreamingMedia that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

• a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

• prohibition of stockholder action by written consent; and

• advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, we have entered into a stockholder rights agreement that makes it more difficult for a third party to acquire us without the support of our board of directors and principal stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets with indeterminate useful lives related to the Company’s Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). See note 11 of the notes to consolidated financial statements for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at January 1, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144,

which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions, and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

In November 2001, the FASB Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR’S PRODUCTS, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 1, 2002 and this EITF did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteriaof Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is in the process of determining the future impact that the adoption of SFAS No. 145 may have on our earnings and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of determining the future impact that the adoption of SFAS No. 146 may have on our earnings and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Exchange Rate Sensitivity - We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. We anticipate that in the future, the proportion of our operating expenses paid in foreign currencies will increase and that the number of foreign currencies in which we earn our revenue will also increase. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of June 30, 2002 the effect of foreign exchange rate fluctuations was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From the date of receipt of funds from our initial public offering through December 31, 2000, the net proceeds of the offering have been used to support our domestic sales and marketing activities, our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies, although we have no present commitments or agreements with respect to any material acquisition or investment. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2002 the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as class II directors to serve until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) the approval of the Company’s amendments to the 2000 Equity Incentive Plan, and (3) the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002. The three nominees were elected, the amendments to the 2000 Equity Incentive Plan were approved and Deloitte & Touche LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 2002. The results of the voting are set forth below:

Election of directors	Votes for	Votes against	Votes abstained
Alan Ellman	25,581,228	0	116,696
Kevin O’Connor	25,581,773	0	116,151
John Sculley	25,581,773	0	116,151

Amendments to 2000 Equity Incentive Plan	24,325,745	1,175,733	196,446

Ratification of auditors	25,539,513	68,469	89,942

ITEM 5. OTHER INFORMATION

Jay Chiat served as Chairman Emeritus and a director of the registrant until he passed away on April 23, 2002. It is currently anticipated that the Board of Directors will elect a director to fill such vacancy upon the location of a suitable candidate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1            CEO certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2            CFO certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCREAMINGMEDIA INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ KIRK LOEVNER	President, Chief Executive Officer and Director	August 14, 2002
Kirk Loevner

/s/ DAVID M. OBSTLER	Chief Financial Officer and Treasurer	August 14, 2002
David M. Obstler