Form 10-Q
period 2002-09-30
SCREAMING MEDIA COM INC
filed 2002-11-15
CIK 1106917

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-30309

PINNACOR INC.

(Formerly ScreamingMedia Inc.)

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
ScreamingMedia Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

As of November 5, 2002 there were 40,519,033 shares of the Registrant’s common stock outstanding.

PINNACOR INC.

(Formerly ScreamingMedia Inc.)

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PINNACOR INC.

(Formerly ScreamingMedia Inc.)

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,679,318	$15,189,440
Marketable securities	38,859,298	48,925,499
Accounts receivable, net of allowance for doubtful accounts of $735,000 and $1,130,000 as of September 30, 2002 and December 31, 2001, respectively	3,380,551	5,577,430
Prepaid expenses	1,095,490	1,402,467
Total current assets	59,014,657	71,094,836

PROPERTY AND EQUIPMENT–Net of accumulated depreciation and amortization	5,869,907	11,007,497
GOODWILL	32,609,482	34,063,396
OTHER INTANGIBLE ASSETS-Net of accumulated amortization	2,420,833	--
OTHER ASSETS	657,944	1,009,224
TOTAL ASSETS	$100,572,823	$117,174,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,148,879	$6,217,752
Accrued restructuring and other expenses	913,496	4,452,883
Deferred revenue	7,755,516	11,036,116
Current portion of capital lease obligations	1,715,267	2,138,723
Total current liabilities	14,533,158	23,845,474

NONCURRENT LIABILITIES:
Capital lease obligations, less current portion	1,450,633	1,857,707
Total liabilities	15,983,791	25,703,181

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 100,000,000 shares authorized and 44,760,309 and 43,901,678 issued and 40,508,030 and 42,350,139 outstanding at September 30, 2002 and December 31, 2001	447,605	439,017
Additional paid-in capital	225,132,382	225,455,188
Warrants	1,708,304	1,638,388
Deferred compensation	(380,442)	(1,822,393)
Treasury stock, 4,252,279 and 1,551,539 shares at September 30, 2002 and December 31, 2001, respectively, at cost	(4,074,589)	(968,738)
Accumulated deficit	(138,472,437)	(133,630,005)
Accumulated other comprehensive income	228,209	360,315
Total stockholders’ equity	84,589,032	91,471,772
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,572,823	$117,174,953

See accompanying notes to consolidated financial statements.

PINNACOR INC.

(Formerly ScreamingMedia Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
NET REVENUE	$8,050,994	$7,244,617	$26,363,796	$21,546,751

OPERATING EXPENSES:
Cost of services (excluding depreciation of $164,354, $155,570, $640,647 and $576,517 for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, shown below)	2,719,283	2,238,515	8,558,395	6,344,427
Research and development (excluding stock-based compensation of $(39,026), $161,417, $(115,609) and $(111,164) for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, shown below)	1,760,370	2,150,151	5,737,187	5,960,597
Sales and marketing (excluding stock-based compensation of $(66,615), $(473,193), $(662,332) and $85,530 for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, shown below)	1,972,508	3,145,366	7,501,287	11,135,815
General and administrative (excluding stock-based compensation of $139,083, $484,707, $421,866 and $1,161,906 for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, shown below)	1,511,281	3,127,458	5,397,298	10,440,042
Depreciation and amortization	906,287	1,140,847	3,234,014	4,103,030
Stock-based compensation	33,442	172,931	(356,075)	1,136,272
Restructuring, asset abandonment and other charges	(2,182,600)	12,239,202	2,462,744	12,239,202
Total operating expenses	6,720,571	24,214,470	32,534,850	51,359,385
OPERATING INCOME (LOSS)	1,330,423	(16,969,853)	(6,171,054)	(29,812,634)

OTHER INCOME (EXPENSE):
Interest income	399,242	899,932	1,570,728	3,471,099
Interest expense	(59,485)	(287,132)	(242,106)	(414,166)
Impairment of investments	--	(399,987)	--	(399,987)
Total other income, net	339,757	212,813	1,328,622	2,656,946

NET INCOME (LOSS)	$1,670,180	$(16,757,040)	$(4,842,432)	$(27,155,688)
Basic net income (loss) per common share	$.04	$(.42)	$(.11)	$(.70)
Diluted net income (loss) per common share	$.04	$(.42)	$(.11)	$(.70)
Basic weighted-average number of shares of common stock outstanding	42,754,640	40,087,000	42,528,508	38,716,000
Effect of dilutive stock options	71,566	--	--	--
Diluted weighted-average number of shares of common stock outstanding	42,826,206	40,087,000	42,528,508	38,716,000

See accompanying notes to consolidated financial statements.

PINNACOR INC.

(Formerly ScreamingMedia Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,842,432)	$(27,155,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,234,014	4,103,030
Stock-based compensation	(356,075)	1,050,022
Stock/warrants issued for services	—	86,250
Non-cash portion of restructuring charge	3,425,560	6,111,276
Impairment of investments	—	399,987
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,196,879	1,670,469
Decrease (increase) in prepaid expenses and other assets	658,257	(329,700)
Decrease in accounts payable and accrued expenses	(1,087,682)	(1,633,406)
Decrease in deferred revenue	(3,747,137)	(939,561)
(Decrease) increase in accrued restructuring expenses	(3,539,387)	5,331,645
Net cash used in operating activities	(4,058,003)	(11,305,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(493,680)	(2,711,696)
Sale (purchase) of investments and marketable securities	9,814,184	(5,460,410)
Payment for business acquired, net of cash received	(105,650)	(6,406,210)
Payments of severance and other exit costs related to business acquired	(338,586)	(712,146)
Net cash provided by (used in) investing activities	8,876,268	(15,290,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1,890,667)	(2,166,499)
Proceeds from exercise of warrants, stock options and stock purchases	548,220	528,875
Payment for the repurchase of treasury stock	(3,105,851)	—
Repayment of debt	—	(2,219)
Net cash used in financing activities	(4,448,298)	(1,639,843)
Effect of exchange rate changes on cash and cash equivalents	119,911	64,236
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	489,878	(28,171,745)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	15,189,440	58,305,096
CASH AND CASH EQUIVALENTS END OF PERIOD	$15,679,318	$30,133,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$242,106	$383,066
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Fixed assets acquired under capital leases	$1,060,137	$395,888
Common stock issued to board member	$—	$86,250

See accompanying notes to consolidated financial statements.

PINNACOR INC.

(Formerly ScreamingMedia, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements of which these notes are part have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

2. CHANGE OF COMPANY NAME

Effective October 29, 2002, ScreamingMedia Inc. changed its name to Pinnacor Inc. The accompanying consolidated financial statements include Pinnacor Inc. (formerly ScreamingMedia Inc.) and its wholly owned subsidiaries (collectively the “Company”). ScreamingMedia, Inc. was incorporated in the state of Delaware on January 22, 1999, for the purpose of reincorporating The InteractiveConnection, Inc., a corporation incorporated in the state of New York on August 16, 1993. On January 28, 1999, a merger took place between these two companies with ScreamingMedia Inc. being the surviving corporation. The merger was treated as if it were a pooling of interests. On August 21, 2001 ScreamingMedia Inc. acquired Stockpoint, Inc. (See Note 6).

3. RECLASSIFICATIONS

Certain reclassifications have been made in the September 30, 2001 financial statements to conform to the classifications used in the September 30, 2002 financial statements.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standard No. 141 "SFAS" No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets with indeterminate useful lives related to the Company’s Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). See Note 12 of the notes to the consolidated financial statements for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at January 1, 2002.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of SFAS No. 143 may have on its earnings and financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions”, and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

In November 2001, the FASB Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products”, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 1, 2002 and this EITF did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is in the process of determining the future impact that the adoption of SFAS No. 145 may have on its earnings and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of determining the future impact that the adoption of SFAS No. 146 may have on its earnings and financial position.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, which requires the disclosure of comprehensive income (loss).  SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses that bypass the traditional income statement and are recorded directly into stockholders’ equity (deficiency) on the balance sheet.  The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company’s investments in marketable securities.  Comprehensive income (loss) was $1.7 million, $(16.5) million, $(4.8) and $(26.7) million for the three and nine months ended September 30, 2002 and 2001, respectively.

6. ACQUISITION

On August 21, 2001, (the “Merger Date”) the Company acquired Stockpoint, Inc. (“Stockpoint”) pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary (the “Merger”). The Company has accounted for the combination with Stockpoint as a purchase business combination under SFAS No. 141. Stockpoint is a provider of online financial applications, investment analysis tools and market information. As a result of the acquisition, the Company has significantly strengthened its offerings to the financial services industry, a key client sector.

The results of Stockpoint’s operations have been included in the Company’s consolidated statement of operations since the Merger Date.

The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4.1 million shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of the Company’s common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at approximately $699,000 using the Black-Scholes Valuation Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a Company stock price of $2.26, and Stockpoint debt of approximately $6.2 million paid off at the Merger Date. As part of the approximate $24.6 million purchase price agreed to and in addition to the aforementioned items, the Company paid approximately $5.9 million in other assumed debt subsequent to the Merger Date that was directly attributable to this transaction. Pursuant to the merger agreement, the Company withheld ten percent of the consideration agreed to be paid to Stockpoint’s equity holders, totaling approximately $1.1 million in cash, common stock and warrants for possible future purchase price adjustments. This holdback amount had not been placed in escrow and such withheld common shares, warrants, and cash was issued in full during the three months ended September 30, 2002. In addition, the Company incurred approximately $1.4 million in acquisition expenses. The Company funded the acquisition through the use of its cash and cash equivalents.

The Company obtained an independent valuation of the assets (including other intangibles) and liabilities it has acquired and  finalized its allocation of the purchase price of the transaction during the third quarter ended September 30, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash	$675,829
Current assets	3,166,819
Property and equipment	1,222,546
Other intangible assets	2,500,000
Goodwill	31,192,240
Total assets acquired	38,757,434
Current liabilities	(14,131,647)
Total purchase price	$(24,625,787)

In connection with this acquisition, the Company has recorded preliminary exit costs of $1,417,242 as of September 30, 2002 to exit certain Stockpoint activities. Of this amount, $1,209,878 was paid and $207,364 remains unpaid as of September 30, 2002. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000.  The Trade Name is an intangible asset with an indefinite life and is not amortized, but rather reviewed annually for impairment (or more frequently if impairment indicators arise). The Customer List is being amortized on a straight–line basis over 4 years, from the date that the value of the intangible was finally determined, August 2002.

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

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(000’s)	(000’s)

Net revenue	$9,703	$34,597

Net loss applicable to common stockholders	$(17,434)	$(27,832)

Pro forma basic and diluted net loss per common share	$(0.42)	$(0.66)

Weighted-average number of shares of common stock outstanding	41,991	41,835

7. RESTRUCTURING, ASSET ABANDONMENT AND OTHER CHARGES

In September 2002, our management negotiated an early termination of a lease related to a facility previously restructured in 2001.  The negotiated terms included a cash payment of approximately $690,000 which was paid during the quarter ended September 30, 2002 and the forfeiture of a $128,000 security deposit.   This resulted in a reversal of previously recognized

restructuring expense of approximately $2.4 million. This was offset by approximately $200,000 of certain other non-recurring expenses related to our name change. The remaining unpaid balance of approximately $164,000 for the other non-recurring name change expense is classified in the Company’s Consolidated Balance Sheet as part of accrued restructuring and other expenses.

During the quarter ended June 30, 2002, we recorded a $4.6 million restructuring and asset abandonment charge (the “2002 Plan). This charge consisted of $3.4 million of asset abandonment charges, workforce reduction costs of approximately $700,000, and the shutdown or other rationalization of certain sales facilities and a data center of approximately $520,000. The 2002 Plan was materially completed as of June 30, 2002.

Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Two locations, a sales office in Europe and a data center in the United States, were affected by these actions.  Facility shutdown charges consisted of $520,000 of lease cancellation payments through June 2005.

The workforce reduction charge of $700,000 included involuntary employee separation costs for 34 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations.

As of September 30, 2002, all of the planned employee eliminations were completed. Cash severance payments of approximately $700,000 were made during the nine months ended September 30, 2002.

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

The following table summarizes the components of the Company’s 2002 Plan:

	Cost	Utilized	Balance Remaining at September 30, 2002
Facility shutdowns	$520,430	$148,596	$371,834
Workforce reductions	699,354	699,354	—
Asset impairment charges	3,425,560	3,425,560	—
	$4,645,344	$4,273,510	$371,834

During fiscal year 2001, we recorded a $12.2 million restructuring charge (the “2001 Plan”). This charge consisted of $6.0 million for the shutdown or other rationalization of certain sales facilities, workforce reduction costs of $1.3 million and asset impairment charges of $4.9 million. The 2001 Plan was materially completed at the end of fiscal year 2001.

Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Six locations, located in both the United States and Europe, were affected by these actions. Facility shutdown charges consisted of $4.8 million of lease cancellation payments and $1.2 million for expense recognition related to the termination of warrants issued to lessors.

The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. All of the planned employee eliminations were completed as of September 30, 2002. Cash severance payments of approximately $975,000 and $322,000 were made during the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

The $4.9 million asset impairment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

The following table summarizes the components of the Company’s 2001 Plan:

	Cost	Utilized	Balance Remaining at September 30, 2002
Facility shutdowns	$6,028,201	$5,650,239	$377,962
Workforce reductions	1,297,019	1,297,019	—
Asset impairment charges	4,913,982	4,913,982	—
	$12,239,202	$11,861,240	$377,962

8. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of approximately $15.7 million and $15.2 million, respectively.

9. MARKETABLE SECURITIES

Marketable securities investments as of September 30, 2002 consist of the following:

	COST	UNREALIZED HOLDING GAINS	FAIR VALUE
Corporate Notes and Bonds	$38,739,073	$120,225	$38,859,298

	COST	FAIR VALUE
Due within one year	$13,414,449	$13,404,084
Due after one year through five years	$25,324,624	$25,455,214
Total marketable securities	$38,739,073	$38,859,298

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company does not hold these securities for speculative or trading purposes.

10. STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, we recognized (reversed) deferred stock-based compensation expense of approximately $33,000 and  $(356,000) for the three and nine months ended September 30, 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.  In addition, the Company reversed future amortization expense of approximately $300,000 and $1.8 million within the consolidated balance sheet from deferred compensation to additional paid-in capital, reflecting the forfeiture of these options for the three and nine months ended September 30, 2002, respectively.

11. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive.  Dilution is computed by applying the “treasury stock” method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The conversion of 6,968,957 and 5,688,918 outstanding options and warrants outstanding as of September 30, 2002 and 2001 were not considered in the calculation of diluted net loss per share during the nine months ended September 30, 2002 and three and nine months ended September 30, 2001 as the effect would be anti-dilutive.

12.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and indefinite lived intangible assets are no longer amortized but instead are assessed for impairment at least annually.  Under the transition provisions of SFAS No. 142, the Company tested goodwill for impairment and has determined that no impairment exists at January 1, 2002.

The Company operates in one reporting unit, the same as its one principal business segment, for purposes of evaluating the recoverability of goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002	$34,063,396

Additional transaction costs related to the Stockpoint acquisition	22,730

Purchase price allocation adjustments related to liabilities acquired in the Stockpoint acquisition	912,092
Fair market value study adjustment- property and equipment	111,264
Identified intangible assets	(2,500,000)

Balance as of September 30, 2002	$32,609,482

All of the goodwill relates to the Company’s acquisition of Stockpoint in August 2001 (See note 6). There was no amortization related to goodwill recorded during the three and nine month periods ended September 30, 2002 and 2001. The Company finalized the valuation and identification of the other intangible assets and has completed the allocation of the purchase price of the Stockpoint acquisition during the three months ended September 30, 2002.

At September 30, 2002 other intangible assets identified from the acquisition of Stockpoint consisted of the Customer List which is being amortized over four years with amortization expense being recorded in depreciation and amortization. In addition the Trade Name which has an indefinite life is not being amortized, but instead will be assessed for impairment at least annually.

	As of September 30, 2002		As of September 30, 2001
	Carrying Value	Gross Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized Intangible Assets
Customer List	$1,900,000	$79,167	—	—

Unamortized Intangible Assets
Trade Name	$600,000	—	—	—

The aggregate amortization expense for the three and nine months ended September 30, 2002 was $79,167. There was no amortization expense during the three and nine months ended September 30, 2001.

At December 31, 2001, estimated amortization expense for other intangible assets for the next five years is as follows

Year	Estimated Amortization Expense:
2002	$198,000
2003	$475,000
2004	$475,000
2005	$475,000
2006	$277,000

13. STOCK REPURCHASE

During the third quarter ended September 30, 2002, the Board of Directors authorized the Company to repurchase 2,700,740 shares at a price of $1.15 per share from the estate of a former board member for a total purchase price of approximately $3.1million.  The purchase price was below the closing fair market value of the Company's common stock on the date of purchase.  The repurchase was completed as of September 30, 2002.

14. SUBSEQUENT EVENTS

In October 2002, the Company’s Board of Directors authorized a stock buyback program to repurchase up to 2 million shares of the Company's common stock and approved the Company's decision to change its name to Pinnacor Inc.

As a result, the Company's Nasdaq National Market symbol has changed to "PCOR," effective November 1, 2002.

In addition, the Company entered into an agreement to acquire the operating assets of Inlumen, a provider of information and technology to the financial services industry. The acquisition is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties.

Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Risk Factors” herein and in our Annual Report on Form 10-K as filed with the SEC. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report.

OVERVIEW

Pinnacor (formerly ScreamingMedia, Inc.) (the Company) is a provider of information and analytical applications to financial services companies and global corporations. Aligned across three key markets, The Company's solutions encompass: targeted market data, investment analysis tools and wealth management solutions for financial services firms; critical business information for the enterprise; and messaging services, portal applications and personalized content delivered mainly to wireless and internet service providers.

CRITICAL ACCOUNTING POLICIES

The SEC recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 1, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

We have identified the following items as critical accounting policies to our Company:

REVENUE RECOGNITION: Our revenue recognition policy is significant as our revenue is a key component of our results of operations. For the fiscal years ended 2001 and 2000, the Company recognized revenue over the life of the applicable contracts. During Fiscal 2002, we may sell our software and, under certain circumstances, will recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2). All other software sales were recognized over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction Type Contracts” (Sop 81-1).

SOFTWARE CAPITALIZATION: Until 2002, we did not sell software as a standalone product. During 2001, we made a decision to modify certain existing internal use software and attempt to sell it as “Actrellis”. At the time this decision was made, we determined that we would need to modify our existing software capitalization policy, such that in the future, we would now follow the guidance of SFAS86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” for software to be sold externally. The internal use software predecessor to Actrellis was developed prior to the issuance of  SOP98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” ("SOP98-1") . SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of Actrellis’ predecessor occurred prior to the issuance of SOP 98-1, no amounts related to Actrellis’ development were capitalized to date.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company’s intangibles consist primarily of goodwill from our acquisition of Stockpoint accounted for under the purchase method and the other intangible assets it has acquired as a result of this acquisition.  The Company has finalized an independent valuation of the assets and liabilities it has acquired and has identified Customer List and Trade Name intangibles. Under the transition provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite lived Trade Name related to the Company’s Stockpoint acquisition have not been periodically amortized during the nine months ended September 30, 2002, but instead are assessed for impairment at least annually. Under the transition provisions of SFAS142, the Company evaluated goodwill for impairment as of January 1, 2002 and has determined that no impairment exists. The Customer List is carried at cost less accumulated amortization. The Customer List is being amortized on a straight-line basis over its expected life, which is estimated to be four years.

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

HOSTED APPLICATIONS: We sell and host end-user applications that enable customers to present information. We sell individual applications such as stock quotes or charts and bundle many of our applications into business solutions which include the Financial Services, Business Information, and Access Solutions Product Suites. We recognize the revenue from hosted applications on a subscription basis once the product has been implemented.

SOFTWARE: We sell the Actrellis Integration Server Software, formerly known as Siteware, which consumers install behind their firewall in order to receive information from us. The revenue from this product is recognized ratably over the contract term.

In 2002, we began selling our Actrellis Enterprise Software Suite which customers can use to integrate and present information without receiving any data or recurring services from us. This stand-alone software is sold as a perpetual or annual license fee and the fees vary according to the version and functionality of software selected. In accordance with the provisions of SOP97-2, “Software Revenue Recognition” (SOP 97-2), software license revenue is generally recognized when, the contract is executed, all delivery obligations have been met, the fee is fixed and determinable, collectibility is probable and vendor specific objective evidence is determinable. For some arrangements with significant customization, we may provide services that are essential to the functionality of the software selected. For these arrangements both the license revenue and services revenue will be recognized in accordance with the provisions of SOP81-1, “Accounting for Performance of Construction Type Contracts”. We will account for these arrangements under the percentage of completion contract method pursuant to SOP 81-1.

Maintenance revenue for technical product support is recognized ratably over the term of the contract.

CUSTOMIZED DATA: We provide clients with information, which is provided as either customized data feeds or presented in our applications. We charge clients based on the type and volume of information, and recognize this revenue over the subscription.

PROCESSING AND DELIVERY: For clients that have direct relationships with information providers and for media clients with direct relationships to their customers, we provide a technology platform for the delivery and integration of information. We charge a processing and delivery fee based on the amount of data delivered. This revenue is recognized over the subscription.

SET-UP FEES: Most of our products require a one-time set-up fee which include charges for building custom filters, which enable the customer to receive customized information, and integration kits that enable deeper integration of our information management solutions with third party software such as content management systems and enterprise information portals that customers use to operate their site. Set-up revenue is recognized ratably over the term of the related contract.

PROFESSIONAL SERVICES: We offer professional services, which include customization of products, systems integration services and other special projects including editorial services and consulting. Depending on the nature of the customization, this revenue is generally recognized as the service is performed or over the life of the related contract .

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

We have several different arrangements with information providers. The majority of our contracts are based on royalty fees that are calculated monthly, based on the volume of a provider’s information relayed to our customers or on a per client basis. In certain cases, the contractual agreement is based on fixed fees or subject to a minimum charge. Certain of these fixed fee arrangements include additional fees at a variable rate once our clients exceed a specified usage volume.

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

STOCK BASED COMPENSATION

In connection with the grant of stock options to employees, we recognized deferred stock-based compensation expense (income) of  $33,000, $173,000, $(356,000) and $1.1 million for the three and nine months ended September 30, 2002 and 2001, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.

Included in stock-based compensation expense for the quarter ended September 30, 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $(60,000).  This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock option granted to terminated employees.  In addition, due to the forfeiture of these options during the current quarter, the Company reversed future amortization expense of approximately $300,000, included in the balance sheet as deferred compensation, against additional paid-in capital.

SUBSEQUENT EVENTS

In October 2002, the Company’s Board of Directors authorized a stock buyback program to repurchase up to 2 million shares of the company's common stock and approved the Company's decision to change its name to Pinnacor Inc.

As a result, the Company's Nasdaq National Market symbol has changed to "PCOR," effective November 1, 2002.

In addition, the Company entered into an agreement to acquire the operating assets of Inlumen, a provider of information and technology to the financial services industry. The acquisition is subject to customary closing conditions.

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 2002 and 2001 include the results of operations of Stockpoint as of the Merger Date of August 21, 2001. The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2002	2001	2002	2001
Revenue	100%	100%	100%	100%

Operating expenses:

Cost of services (excluding depreciation of 2%, 2%, 2% and 3% for the three and nine months ended September 30, 2002 and 2001, respectively, shown below)	34%	31%	32%	29%
Research and development (excluding stock-based compensation of (0)%, 2%, 0%, and (1)% for the three and nine months ended September 30, 2002 and 2001 respectively, shown below)	22	30	22	28
Sales and marketing (excluding stock-based compensation of (1)%, 7%, (3)%, and 0% for the three and nine months ended September 30, 2002 and 2001, respectively, shown below)	25	43	28	52
General and administrative (excluding stock-based compensation of 1%, 7%, 2% and 6% for the three and nine months ended September 30, 2002 and 2001, respectively, shown below)	19	43	20	48
Depreciation and amortization	11	16	12	19
Stock-based compensation	0	2	(1)	5
Restructuring, asset abandonment and other charges	(27)	169	10	57
Total operating expenses	83	334	123	238
Operating income (loss)	17	(234)	(23)	(138)
Other income (expense), net	4	3	5	12
Net income (loss)	21%	(231)%	(18)%	(126)%

Certain reclassifications have been made in the September 30, 2001 financial statements to conform to the classifications used in the September 30, 2002 financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE. Total revenue increased to $8.1 million for the three months ended September 30, 2002, an increase of approximately $800,000 or 11% from $7.2 million for the three months ended September 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for $4.1 million of revenue for the quarter ended September 30, 2002 compared to $2.2 million recognized during the quarter ended September 30, 2001.  The statement of operations for the three months ended September 30, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition.  Assuming that revenues from the operations of Stockpoint were included in the consolidated results of operations for the entire quarter ended September 30, 2001, revenues would have decreased by approximately $1.4 million or 15% from $9.5 million for the three months ended September 30, 2001 to $8.1 million for the three months ended September 30, 2002.  This decrease is due to a decrease in our customer base partially offset by an increase in the average contract value per customer.

COST OF SERVICES. Cost of services increased to $2.7 million for the three months ended September 30, 2002, an increase of approximately $481,000 or 21% from $2.2 million for the three months ended September 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for approximately $1.3 million of cost of services for the quarter ended September 30, 2002 compared to $600,000 recognized during the quarter ended September 30, 2001.   The statement of operations for the three months ended September 30, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, cost of services increased to approximately 34% for the three months ended September 30, 2002 from 31% for the three months ended September 30, 2001. This increase as a percentage of revenue is due to a one-time expense related to outsourced development work recognized during the quarter ended September 30, 2002.  Assuming that cost of services from the operations of Stockpoint were included in the consolidated results of operations for the entire quarter ended September 30, 2001, cost of services would have decreased by approximately $500,000 or 16% from $3.2 million for the three months ended September 30, 2001 to $2.7 million for the three months ended September 30, 2002.  This decrease was due to a decrease in the number of employees in the implementation and data engineering, network operations and professional services departments.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.8 million for the three months ended September 30, 2002, a decrease of approximately $390,000 or 18% from $2.2 million for the three months ended September 30, 2001. This was primarily due to a decrease in personnel costs as a result of our 2001 restructuring plan.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, research and development expenses decreased to approximately 22% for the three months ended September 30, 2002 from approximately 30% for the three months ended September 30, 2001. The decrease in research and development expense as a percentage of total revenue resulted primarily because total revenue increased while we had significant reductions in research and development expenditures.  Assuming research and development expense from the operations of Stockpoint were included in the consolidated results of operations for the entire quarter ended September 30, 2001, research and development would have decreased by approximately $900,000 or 33% from $2.7 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002.  This was due to a decrease in personnel costs as a result of our 2001 restructuring plan.

SALES AND MARKETING. Sales and marketing expenses decreased to $2.0 million for the three months ended September 30, 2002, a decrease of approximately $1.1 million or 35%, from $3.1 million for the three months ended September 30, 2001. This was due to a decrease in marketing programs and a decrease in compensation expense associated with the reduction of our sales force.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, sales and marketing costs decreased to approximately 25% for the three months ended September 30, 2002 from approximately 43% for the three months ended September 30, 2001. The decrease in sales and marketing expense as a percentage of total revenue resulted primarily because total revenue increased while we had significant reductions in sales and marketing expenditures.  Assuming sales and marketing expense from the operations of Stockpoint were included in the consolidated results of operations for the entire quarter ended September 30, 2001, sales and marketing would have decreased by approximately $1.9 million or 49% from $3.9 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002.  This decrease in sales and marketing expense was due to a significant decrease in marketing programs and a decrease in compensation expense associated with the reduction of our sales force and customer support personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.5 million for the three months ended September 30, 2002, a decrease of approximately $1.6 million or 49%, from $3.1 million for the three months ended September 30, 2001. This was due to a significant decrease in bad debt expense and a decrease in facilities and personnel costs, professional fees and travel expenses.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, general and administrative costs decreased to approximately 19% for the three months ended September 30, 2002 from 43% for the three months ended September 30, 2001. The decrease in general and administrative expense as a percentage of revenue resulted primarily because total revenue increased while we made significant reductions in general and administrative expenditures. Assuming general and administrative expense from the operations of Stockpoint were included in the consolidated results of operations for the entire quarter ended September 30, 2001, general and administrative expense would have decreased by approximately $2.2 million or 59% from $3.7 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002.  This was due to a significant decrease in bad debt expense and a decrease in facilities and personnel costs, professional fees and travel expenses.

AMORTIZATION OF INTANGIBLES. In connection with the acquisition of

Stockpoint, during the quarter ended September 30, 2002, an independent valuation of the assets and liabilities acquired was finalized resulting in the identification of other intangible assets acquired. As a result, we have recognized approximately $80,000 in amortization expense during the quarter ended September 30, 2002 related to our customer list intangible.

STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has recognized deferred stock based compensation expense of approximately $33,000 and $173,000 for the three months ended September 30, 2002 and 2001, respectively.

Included in stock-based compensation expense for the quarter ended September 30, 2002, the Company has reversed previously recognized deferred stock based compensation expense of approximately $(60,000). This reversal relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees.

RESTRUCTURING, ASSET ABANDONMENT AND OTHER CHARGES.  In September 2002, management negotiated an early termination of a lease related to a facility previously restructured in 2001. This resulted in a reversal of previously recognized restructuring expense of approximately $2.4 million. This was offset by approximately $200,000 of certain other non-recurring expenses related to our name change.

We recorded a $12.2 million charge to operations during the third quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, increased to approximately $340,000 for the three months ended September 30, 2002, from approximately $213,000 for the three months ended September 30, 2001. This increase was due to a charge for the impairment of investments of approximately $400,000 in the three months ended September 30, 2001 for which there were no such charge in the current quarter, offset by a decrease in interest income earned as a result of declining cash balances, cash equivalents and investments in marketable securities.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE. Total revenue increased to $26.4 million for the nine months ended September 30, 2002, an increase of $4.8 million or 22% from $21.5 million for the nine months ended September 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for $13.4 million of revenue for the nine months ended September 30, 2002 compared to $2.2 million recognized during the nine months ended

September 30, 2001.  The statement of operations for the nine months ended September 30, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition.  Assuming that revenues from the operations of Stockpoint were included for the entire nine months ended September 30, 2001, revenues would have decreased by approximately $8.2 million or 24% from $34.6 million for the nine months ended September 30, 2001 to $26.4 million for the nine months ended September 30, 2002.  This decrease is due to a decrease in our customer base partially offset by an increase in the average contract value per customer.

COST OF SERVICES. Cost of services increased to $8.6 million for the nine months ended September 30, 2002, an increase of approximately $2.3 million or 35% from $6.3 million for the nine months ended September 30, 2001. This increase was primarily due to the acquisition of Stockpoint, which accounted for approximately $3.4 million of cost of services for the nine months ended September 30, 2002 compared to $600,000 recognized during the quarter ended September 30, 2001.   The statement of operations for the nine months ended September 30, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, cost of services increased to approximately 32% for the nine months ended September 30, 2002 from 29% for the nine months ended September 30, 2001.  This increase as a percentage of revenue is due to a one-time expense related to outsourced development work as well as certain fixed minimum charges for our information providers recognized during the nine months ended September 30, 2002.  Assuming that cost of services from the operations of Stockpoint were included for the entire nine months ended September 30, 2001, cost of services would have decreased by approximately $2.1 million or 20% from $10.7 million for the nine months ended September 30, 2001 to $8.6 million for the nine months ended September 30, 2002.  This decrease was due to a decrease in the number of employees in the implementation and data engineering, network operations and professional services departments, as well as a decrease in corresponding revenue.

RESEARCH AND DEVELOPMENT. Research and development expense decreased to $5.7 million for the nine months ended September 30, 2002, a decrease of approximately $300,000 or 5%, from $6.0 million for the nine months ended September 30, 2001. This was primarily due to a decrease in personnel costs as a result of our 2001 restructuring plan.  As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, research and development expense decreased to approximately 22% for the nine months ended September 30, 2002 from approximately 28% for the nine months ended September 30, 2001. The decrease in research and development expense as a percentage of total revenue resulted primarily because total revenue increased while our expenditures for research and development expenses decreased.  Assuming that research and development expenses from the operations of Stockpoint were included for the entire nine months ended September 30, 2001, research and development expense would have decreased by approximately $2.8 million or 33% from $8.5 million for the nine months ended September 30, 2001 to $5.7 million for the nine months ended September 30, 2002.  This was primarily due to a decrease in personnel costs as a result of our 2001 restructuring plan.

SALES AND MARKETING. Sales and marketing expense decreased to $7.5 million for the nine months ended September 30, 2002, a decrease of approximately $3.6 million or 33%, from $11.1 million for the nine months ended September 30, 2001. This decrease in sales and marketing expense was due to a decrease in marketing programs and compensation expense associated with the reduction of our sales force and customer support. As a percentage of revenue and including Stockpoint from the acquisition date of August 21, 2001, sales and marketing expense decreased to approximately 28% for the nine months ended September 30, 2002 from approximately 52% for the nine months ended September 30, 2001.  The decrease in sales and marketing expense as a percentage of revenue resulted primarily because total revenue increased while expenditures for sales and marketing decreased substantially.  Assuming that sales and marketing expenses from the operations of Stockpoint were included for the entire nine months ended September 30, 2001, sales and marketing expense would have decreased by approximately $7.9 million or 51% from $15.4 million for the nine months ended September 30, 2001 to $7.5 million for the nine months ended September 30, 2002.  This decrease in sales and marketing expense was due to a significant decrease in marketing programs and compensation expense associated with the reduction of our sales force and customer support personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased to $5.4 million for the nine months ended September 30, 2002, a decrease of approximately $5.0 million or 48%, from $10.4 million for the nine months ended September 30, 2001. This was due to a significant decrease in bad debt expense and a decrease in facilities and personnel costs, professional fees and travel expenses. As a percentage of revenue, and including Stockpoint from the acquisition date of August 21, 2001, general and administrative expense decreased to approximately 20% for the nine months ended September 30, 2002 from 48% for the nine months ended September 30, 2001. This decrease in general and administrative expense as a percentage of total revenue resulted primarily because total revenue increased while our expenditures for general and administrative expenses decreased substantially. Assuming that general and administrative expenses from the operations of Stockpoint were included for the entire nine months ended September 30, 2001, general and administrative expense would have decreased by approximately $8.0 million or 60% from $13.4 million for the nine months ended September 30, 2001 to $5.4 million for the nine months ended September 30, 2002.  This was due to a significant decrease in bad debt expense and a decrease in facilities and personnel costs, professional fees and travel expenses.

AMORTIZATION OF INTANGIBLES.  In connection with the acquisition of Stockpoint, during the quarter ended September 30, 2002, an independent valuation of the assets and liabilities acquired was finalized resulting in the identification of other intangible assets acquired. As a result we have recognized approximately $80,000 in amortization expense during the nine months ended September 30, 2002. There was no amortization of intangibles for the nine months ended September 30, 2001.

STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, the Company has recognized deferred stock based compensation expense of approximately $(356,075) and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively.  The reversal for the nine months ended September 30, 2002, relates to previously recognized but unearned stock based compensation of forfeited, unvested stock options granted to terminated employees.

RESTRUCTURING, ASSET ABANDONMENT AND OTHER CHARGES.  The Company recognized approximately $2.5 million and $12.2 million in restructuring charges for the nine months ended September 30, 2002 and 2001, respectively. In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included asset impairment and abandonment charges, the involuntary terminations of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office.  As a consequence, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired.  In September 2002, the Company’s management negotiated an early termination of a lease related to a facility previously restructured. This resulted in a reversal of previously recognized restructuring expense of approximately $2.4 million. This was offset by approximately $200,000 of certain other non-recurring expenses related to our name change.

We recorded a $12.2 million charge to operations during the nine months ended September 30, 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, decreased to approximately $1.3 million for the nine months ended September 30, 2002, from $2.7 million for the nine months ended September 30, 2001. The decrease was due to a decrease in interest income earned on declining cash balances, cash equivalents and investments in marketable securities.

QUARTERLY OPERATING RESULTS

The following table sets forth our unaudited quarterly operating results (in thousands) for each of our last eight quarters. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited consolidated financial statements elsewhere contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

	THREE MONTHS ENDED
(In thousands except per share data)	DECEMBER 31, 2000	MARCH 31, 2001	JUNE 30, 2001	SEPTEMBER 30, 2001	DECEMBER 31, 2001	MARCH 31, 2002	JUNE 30, 2002	SEPTEMBER 30, 2002

Total revenue	$7,856	$7,601	$6,701	$7,244	$9,405	$9,411	$8,902	$8,051

Operating expenses:
Cost of services (excluding depreciation of $151, $162, $259, $156, $227, $247, $229 and $164 in the fourth quarter of 2000 through the third quarter of 2002, respectively, as shown below)	1,543	2,219	1,887	2,239	2,866	2,988	2,851	2,719
Research and development(excluding stock-based compensation of $431, $(502), $229, $161, $236, $23, $(99) and $(39) in the fourth quarter of 2000 through the third quarter of 2002, respectively, as shown below)	1,960	1,855	1,955	2,150	1,893	2,128	1,849	1,760
Sales and marketing (excludes stock-based compensation of $812, $129, $430, $(473), $(196) $(735), $139 and $(67) in the fourth quarter of 2000 through the third quarter of 2002, respectively, as shown below)	5,884	4,320	3,670	3,145	3,377	3,116	2,413	1,973
General and administrative (excludes stock-based compensation of $2,373, $270, $407, $485, $(296), $141, $141 and $139 in the fourth quarter of 2000 through the third quarter of 2002, respectively, as shown below)	4,071	3,839	3,474	3,128	2,671	2,120	1,766	1,513

Depreciation and amortization	1,417	1,487	1,476	1,141	1,353	1,236	1,091	906
Stock-based compensation	3,616	(103)	1,066	173	(256)	(570)	181	33
Restructuring, asset abandonment and other charges	—	—	—	12,239	—	—	4,645	(2,183)
Total operating expenses	18,491	13,617	13,528	24,215	11,904	11,018	14,796	6,721

Operating income (loss)	(10,635)	(6,016)	(6,827)	(16,971)	(2,499)	(1,607)	(5,894)	1,330
Other income	1,521	1,407	1,039	213	607	604	385	340
Net income (loss)	(9,114)	(4,609)	(5,790)	(16,758)	(1,892)	(1,003)	(5,509)	1,670

Income (loss) attributable to common stockholders	$(9,114)	$(4,609)	$(5,790)	$(16,758)	$(1,892)	$(1,003)	$(5,509)	$1,670
Basic net loss per common share	$(.24)	$(.12)	$(.15)	$(.42)	$(.04)	$(.02)	$(.13)	$04
Diluted net loss per common share	$(.24)	$(.12)	$(.15)	$(.42)	$(.04)	$(.02)	$(.13)	$04
Weighted-average number of shares used in computation of basic net loss per share	37,932	37,964	38,097	40,087	42,256	42,377	42,454	42,755
Diluted weighted-average number of shares used in computation of diluted net loss per share	37,932	37,964	38,097	40,087	42,256	42,377	42,454	42,941

PRO-FORMA BASIC NET LOSS PER COMMON SHARE
Income (loss) attributable to common stockholders .	$(9,114)	$(4,609)	$(5,790)	$(16,758)	$(1,892)	$(1,003)	$(5,509)	$1,670

Add amortization of deferred stock-based compensation	3,616	(103)	1,066	173	(256)	(570)	181	33
Add restructuring, asset abandonment and other charges	—	—	—	12,239	—	—	4,645	(2,183)
Add provision for impairment of investments	—	—	—	400	—	—	—	—
Net loss in computing pro-forma basic net loss per common share excluding, stock based compensation, restructuring, asset abandonment and other charges, and provision for the impairment of investments	$(5,498)	$(4,712)	$(4,724)	$(3,946)	$(2,148)	$(1,573)	$(683)	$(480)
Shares used in computation of basic net loss per common share	37,932	37,964	38,097	40,087	42,256	42,377	42,454	42,755

Pro-forma basic net loss per common share	$(.14)	$(.12)	$(.12)	$(.10)	$(.05)	$(.04)	$(.02)	$(.01)

* Certain reclassifications have been made to the 2000 and 2001 financial statements to conform with the 2002 presentation- See footnotes to the financial statements included elsewhere herein.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive.  Dilution is computed by applying the “treasury stock” method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The conversion of 6,968,957 and 5,688,916 outstanding options and warrants outstanding as of September 30, 2002 and 2001 were not considered in the calculation of diluted net loss per share during the nine months ended September 30, 2002 and three and nine months ended September 30, 2001 as the effect would be anti-dilutive.

Pro forma basic net loss excludes the amortization of deferred stock compensation and restructuring, asset abandonment and other charges, and the provision for impairment of investments of  $3,616, $(103), $1,066, $12,812, $(256), $(570), $4,826 and $(2,150) for the three months ending December 31, 2000 through the three months ended September 30, 2002 (in thousands), respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities include $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of September 30, 2002, we had cash and cash equivalents and marketable securities of approximately $54.5 million.

We operate from leased premises in New York, satellite offices in San Francisco, and Iowa. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, are approximately $2.0 million for the year ended

December 31, 2002. Our net capital expenditures were approximately $500,000 and $2.7 million, for the nine months ended September 30, 2002 and 2001, respectively, consisting principally of computers, hardware, software and professional services to design our new financial systems, networking equipment and the build-out of our offices.

As of September 30, 2002, our principal commitments consisted of obligations outstanding under a series of capital leases of computer and networking equipment and our facilities leases. Additionally, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $2.6 million standby letter of credit with a bank securing our lease arrangement with them.  At the end of each lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. In connection with the acquisition of Stockpoint Inc., a financial institution acting as a trustee for debenture holders is the beneficiary of an irrevocable standby letter of credit for $6.3 million.  Our obligation regarding the $6.3 million letter of credit has been 99% satisfied as of September 30, 2002.  Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our San Francisco office lease arrangement with them.

For the nine months ended September 30, 2002 and 2001, the net cash used in operating activities was approximately $4.1 million and $11.3 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from net losses of $4.8 million, a decrease in deferred revenue of $3.7 million, a decrease in accrued restructuring expenses of $3.5 million and a decrease in accounts payable and accrued expenses of  $1.1 million. This was offset by $6.3 million in net non-cash charges, a decrease in trade accounts receivable of $2.2 million, and a decrease in prepaid expenses and other assets of approximately $658,000. The net cash used in operating activities for the nine  months ended September 30, 2001 resulted primarily from net losses of $27.2 million, a $330,000 increase in prepaid expenses and other assets, a decrease in accounts payable and accrued expenses and deferred revenue of $1.6 million and $940,000 respectively, offset by $11.8 million in non-cash charges, a decrease in accounts receivable of $1.7 million and an increase in accrued restructuring expenses of $5.3 million.

For the nine months ended September 30, 2002 and 2001, net cash provided by (used in) investing activities was $8.9 million and $(15.3) million, respectively. The net cash provided by investing activities for the nine months ended September 30, 2002 was principally from the sale of marketable securities reclassified into cash and cash equivalents of $9.8 million, offset by approximately $500,000 for the purchase of property and equipment and approximately $340,000 for the payment of severance and exit costs related to the Stockpoint acquisition and $106,000 for the payment of the withheld portion of the Stockpoint purchase price. The net cash used in investing activities for the nine months ended September 30, 2001 was $6.4 million for the purchase of Stockpoint, approximately $710,000 for the payment of exit costs related to the acquisition and $2.7 million and $5.5 million, respectively, for the purchase of equipment and marketable securities.

For the nine months ended September 30, 2002 and 2001 net cash used in financing activities was $4.4 million and $1.6 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily from repayments of our capital lease obligations of $1.9 million and $3.1 million used for the repurchase of treasury stock offset by proceeds of $548,000 from the exercise of stock options. Net cash used by financing activities for the nine months ended September 30, 2001, was  $2.2 million for repayments of our capital lease obligations net of cash provided by the exercise of warrants and stock options of approximately $530,000.

We believe that the net proceeds from our initial public offering, together with the net proceeds from a previous Series C preferred stock offering and our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next twelve months. In addition, if we undertake significant acquisitions or make significant strategic investments, we may need to raise additional funds within that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these  securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

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

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES.

We have incurred operating losses (excluding  non-recurring reversals of prior restructuring charges in the third quarter) in every quarter since we began our current line of business in 1998. We expect to incur additional losses in 2002. Our ability to achieve profitability will depend on our ability to generate and sustain higher net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase that profitability.

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

These factors, some of which are beyond our control, make it difficult to forecast our future revenues or results of operations accurately. A portion of our operating expenses are related to costs that cannot be adjusted quickly. Our operating expense levels reflect, in part, our expectations of future revenues. If actual revenues on a quarterly basis are below management’s expectations, or if our expenses exceed increased revenues, results of operations would be materially adversely affected.

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

While our strategy is to attract large and mid-sized enterprise customers, a number of our customers are smaller Internet companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of September 30, 2002 was approximately $735,000. We may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

FAILURE TO RETAIN EXISTING CUSTOMERS AND ATTRACT NEW CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Many of the customers we lost were emerging Internet companies with limited operating histories, limited cash reserves and operating at a loss. While our strategy is to continue to target large and mid-sized enterprise customers, a number of our customers continue to comprise smaller Internet companies similar to those that we lost in 2001. We cannot assure you that we will be able to continue to attract new customers at the same rate as we have done in the past, or that we will be able to retain existing customers.

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

•   we may issue new equity or debt securities to pay for acquisitions, which would dilute the holdings of existing stockholders;

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

•   announcements of technological innovations by us or our competitors;

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

Our executive officers and directors, in the aggregate, beneficially own approximately 38% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of Pinnacor and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

Delaware corporate law and our certificate of incorporation and by-laws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of the Company that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its acquisition of Stockpoint. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Under the transition provisions of SFAS No. 142, goodwill and long lived intangible assets with indeterminate useful lives related to the Company’s Stockpoint acquisition will not be periodically amortized. The Company has adopted this standard as of the beginning of its fiscal year 2002 (January 1, 2002). See Note 12 of the notes to consolidated financial statements for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at January 1, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently occurring Events and Transactions”, and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

In November 2001, the FASB Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company has applied EITF Issue 01-09 as of January 1, 2002 and this EITF did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company is in the process of determining the future impact that the adoption of SFAS No. 145 may have on its earnings and financial position.

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

Exchange Rate Sensitivity - We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of September 30, 2002 the effect of foreign exchange rate fluctuations was not material.

ITEM 4.  CONTROLS AND PROCEDURES

                (a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the

Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its wholly owned subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

                (b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From the date of receipt of funds from our initial public offering through September 30, 2002, the net proceeds of the offering have been used to support our domestic sales and marketing activities, our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In October 2002, the Company’s board of directors authorized a stock buyback program to repurchase up to 2 million shares of the Company's common stock and approved the Company's decision to change its name to Pinnacor Inc.

As a result, the Company's Nasdaq National Market symbol has changed to "PCOR," effective November 1, 2002.

In addition, the Company entered into an agreement to acquire the operating assets of Inlumen, a provider of information and technology to the financial services industry. The acquisition is subject to customary closing conditions.

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

PINNACOR, INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ KIRK LOEVNER	President, Chief Executive Officer and Director	November 14, 2002
Kirk Loevner

/s/ DAVID M. OBSTLER	Chief Financial Officer and Treasurer	November 14, 2002
David M. Obstler

CERTIFICATIONS

I, Kirk Loevner, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Pinnacor Inc. (formerly ScreamingMedia Inc.);

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.         The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Kirk Loevner
Kirk Loevner
Chief Executive Officer & President

I, David Obstler, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Pinnacor Inc. (formerly ScreamingMedia Inc.);

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.         The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.         The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ David Obstler
David Obstler
Chief Financial Officer & Treasurer