Form 10-K
period 2002-12-31
PINNACOR INC
filed 2003-03-31
CIK 1106917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-30309

Pinnacor Inc.

(Formerly ScreamingMedia, Inc.)
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

Title of each class
—Common Stock, $.01 par value
—Series A Junior Participating Preferred Stock (rights to purchase such stock are attached to the common stock)

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

        The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $36,708,181 based on the closing price on the NASDAQ for such shares on March 26, 2003.

        The number of the Registrant's shares of Common Stock, par value $.01 per share, outstanding was 40,753,655 as of March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held on June 12, 2003 are incorporated by reference into Part III.

Table of Contents

Item No.			Form 10-K Report Page
		Part I
1.		Business	2
2.		Properties	22
3.		Legal Proceedings	23
4.		Submission of Matters to a Vote of Security Holders	23
		Part II
5.		Market for Registrant's Common Equity and Related Stockholder Matters	24
6.		Selected Consolidated Financial Data	24
7.		Management's Discussion and Analysis of Financial Condition and Results of Operations	26
7(A	).	Quantitative and Qualitative Disclosures about Market Risk	42
8.		Financial Statements and Supplementary Data	43
9.		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
		Part III
10.		Directors and Executive Officers of the Registrant	74
11.		Executive Compensation	74
12.		Security Ownership of Certain Beneficial Owners and Management	74
13.		Certain Relationships and Related Transactions	74
		Part IV
14.		Controls and Procedures	74
15.		Exhibits, Financial Statement Schedules and Reports on Form 8-K	75

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

OVERVIEW

        Pinnacor Inc. ("Pinnacor" or the "Company") is an outsourced provider of information and analytical applications to financial services companies and global corporations. We deliver information-based applications and tools as well as customized data and news packages that help businesses cost-effectively serve their external or internal clients. Pinnacor's solutions include market data and investment analysis tools for financial services firms; critical business information for the enterprise; and personalized portal applications and messaging services for wireless carriers and ISPs.

        Pinnacor is headquartered in New York, NY, has sales offices in San Francisco, CA and London, UK and development offices in Coralville, IA and in Jerusalem, Israel. We were incorporated in 1993 as The Interactive Connection, Inc. Until 1997, our primary business focus was centered on Web design, development and consulting. In late 1998, our business focus evolved into the aggregation and syndication of customized information over the Internet. In August 2001, we acquired Stockpoint, Inc. to increase our penetration into the financial services market and enhance our suite of hosted financial services applications. In October 2002, we changed our name from ScreamingMedia, Inc. to Pinnacor Inc. to better support our evolution as a solutions provider for financial services and enterprise businesses, and to better reflect our increasingly high-quality customer base. In November 2002, we expanded our market share in the financial services industry through the purchase of the operating assets of Inlumen, Inc.

PINNACOR TARGET MARKETS

        We focus our product development, sales and marketing efforts on target markets where high-quality information and applications are critical, enabling our clients to engage, inform and influence their customers, partners and employees. The three primary market segments we serve—financial services, business information, and wireless carriers—all rely on timely information and market-specific applications to drive their business objectives.

  Financial Services

        From 1997 to 2000, financial institutions made substantial investments in building their online presence in order to support investors looking to access account information and conduct their own investment research online. Although self-directed investment and online trading volumes have decreased since 2000, demand for solutions such as those offered by Pinnacor continues to grow as financial institutions update and enhance their Web sites in order to remain competitive and reduce customer service costs, and as the cost-advantages of outsourcing push more financial institutions towards solutions such as those offered by Pinnacor.

        Specific trends in the financial services industry that create growth opportunities for Pinnacor include the following:

  •
  The addressable market of "Mass Affluent" investors continues to grow. The Tower Group estimates that there are over 40 million households with between $100,000 and $900,000 in investable assets. These customers are most cost-effectively served through Web sites and call centers.

  •
  Many financial services companies are refining and reconfiguring their Web sites in an ongoing effort to match content and tools to the demographics of their investors and to keep current with their competition.

  •
  As values have declined in the stock market, many financial services firms are promoting a long-term investment style based on a diversified portfolio of investment types, and are shifting to generate revenues from advice and value added services rather than from commissions on trading. In order to support this shift, advice-based tools such as Goal-Based Planning Tools are being added to financial institution Web sites.

  •
  As new financial products are developed, the internet is a primary marketing vehicle, and tools such as calculators and hypothetical illustrations are being added to Web sites to support these products. Examples of relatively new products include 529 College Savings Plans and Exchange Traded Funds.

  •
  A number of the financial services companies that had historically built their own investor-facing Web sites are now looking to outsource providers as a way of reducing the ongoing cost of maintaining data feeds and development staff.

        Within the Financial Services sector, we market to the following sub-segments:

  •
  Brokerage—We sell to wirehouses such as Morgan Stanley, regional brokerage firms such as Robert W Baird & Co., and online discount brokers such as Brown & Company, a division of J.P. Morgan Chase & Co. We also target the growing opportunity to service the brokerage divisions within banks, insurance providers and asset managers such as Wells Fargo and The Principal Financial Group. This is our primary market, and these companies will select from our full range of products. The level and types of services requested vary based on the firm's willingness to outsource and the level of sophistication of the investor being targeted.

  •
  Banking—We sell to commercial banks both directly and through channel partnerships with vendors of technology and services such as online banking software. For banks looking to become the primary financial resource for their customers, simple financial data, charts and online portfolio tools and planning calculators are typically an effective add-on to an online banking service. Customers include: Washington Mutual and Union Bank of California N.A.

  •
  Asset Management—Providers of mutual funds, 529s, variable annuities, Exchange Traded Funds, Turnkey Asset Management Programs, hedge funds, separately managed accounts and other financial products seek NASD-compliant ways of marketing their products through the internet.

    The target user is both the retail investor and the intermediary—the broker, fee-based advisor or insurance agent—seeking product information in order to support a sale. We have provided services including fund performance information, product comparison tools and customized analytical tools to clients such as Barclays Global Investors and M&G Financial Services Limited.

        Pinnacor also services other financial services companies including investment banks, credit card and other consumer finance and real estate financing companies.

  Business Information

        The growth of the Internet and Internet technologies has provided corporations with new opportunities to communicate and conduct business with audiences ranging from customers and business partners to shareholders and employees. Almost every major corporation now runs one or more Web sites and intranets. For many of these sites, relevant and timely information is key to the company's ability to attract and retain usage. The intranet market is showing particularly high growth as companies seek to increase employee efficiency through technology. Many intranet initiatives are implemented using Enterprise Information Portal (EIP) software. According to IDC research (June 2002), the market for EIPs was $550 million in 2001, and is expected to grow at 41% per year through 2006. Pinnacor has forged partnerships and built product integrations with several leading portal platform vendors in order to take advantage of this growth opportunity.

        Within the Business Information sector, we market to the following sub-segments:

  •
  Corporate Intranets—By providing employees access to relevant internal and external information alongside enterprise applications in enterprise information portal deployments, corporations are seeking to increase productivity and reduce time spent by employees browsing the internet. Information and applications such as Pinnacor's extensive suite of business news and our Business Tracker competitive intelligence application are a valuable adjunct to EIP implementations. Examples of customers that are using Pinnacor services on corporate intranets are Jones Day and Sony Electronics.

  •
  Corporate Web Sites & Extranets—Corporations operate Web sites and extranets for a variety of reasons including direct revenue generation through e-commerce and for effective communications with audiences such as customers, business partners and investors. Certain sites also publish news or financial data specific to the organization, its products, or its industry to establish credibility and generate return traffic. Examples of companies that use Pinnacor services on external sites include Schering Plough and Merck.

  Access Solutions

        Companies in the Access Solutions market generate revenue by providing end-users with access to the Internet, mobile phones, PDA's, or other communications devices. Access providers seek to win new customers for their services, increase customer retention, and increase the average revenue per user by increasing usage. As part of this strategy, Access providers offer unique and compelling information services that are typically customized for specific geographies and demographics.

        Within the Access segment, Pinnacor targets the following key opportunities:

  •
  Wireless Carriers—Wireless carriers such as Rural Cellular Corporation, Verizon Wireless and Virgin Mobile are aggressively launching wireless data services based on one- and two-way SMS (Short Messaging Service) and WAP (Wireless Application Protocol) technology. The data services include news, market data, consumer data (movie listings, restaurant reviews, and more) and downloadables, including ringtones, graphics and games.

  •
  Internet Service Providers (ISPs)—For dial-up and broadband ISPs, offering subscribers a personalized start-up page that is rich with convenient content such as news, financial data, weather and local information increases customer retention and creates a destination site. ISPs served by Pinnacor include phone companies such as Sprint Canada, cable operators such as Cablevision Systems Corporation (for their Optimum Online service), and pure-play ISPs such as Earthlink.

        In addition, Pinnacor provides services to interactive television (i TV) providers such as Lodgenet, and has created in-flight portals for companies such as Verizon Airfone and The Boeing Company.

CUSTOMER CHALLENGES

        Customers in our target markets face technical and business challenges that create opportunities for Pinnacor to provide value through our services. These challenges include the following:

  Aggregating and Managing Third-Party Information

        The process of obtaining, integrating, managing, and delivering relevant information in a timely manner is both time-consuming and costly. Negotiating relationships with multiple information providers and then technically fulfilling the delivery of that information both require considerable business, legal, and technical resources. The burden of adapting to changes in data feeds and suppliers can be especially disruptive and resource-intensive.

  Achieving Cost Savings Through Outsourcing

        Financial institutions and corporations are under increasing pressure to manage technology budgets and resources effectively. In order to lower the up-front implementation and long-term maintenance costs for new technology projects, many companies are choosing to outsource these projects to external vendors. Outsourcing allows a customer to conserve hardware, software, and human resource costs that would be required to operate such applications internally.

  Supporting the Investment Decision-Making Process

        The process of defining and implementing an investment strategy can be difficult and involved. In order to sell their investment products and services, financial institutions need to provide investors with tools and information to help educate them about this process and support several types of specific decisions along the way.

  Marketing Investment Products Through Distributors

        Financial institutions need to support this decision-making process not only when marketing directly to investors, but also when selling products through their distributors. Many asset management firms have begun to offer planning, investment analysis, and portfolio management tools to their distributors in order to help them more effectively sell to their end clients. Supporting their distributors in this way allows financial institutions to stimulate channel sales while reaping the cost benefits of indirect marketing.

  Legal and Regulatory Compliance

        Financial services companies must comply with certain legal and regulatory conditions in how they market their products and offer investment advice. These regulations pertain primarily to the display of historical performance, customer privacy, and the form and tracking of client communications. Other information-intensive industries served by our Business Information products have similar regulatory issues in presenting information to their users. For example, pharmaceutical companies are obligated to present information about their products in specific ways to consumers.

THE PINNACOR SOLUTION

        Pinnacor provides outsourced solutions for the delivery of Web-based and wireless services. Our core offerings include:

  •
  Technology and services for aggregating third-party and proprietary data

  •
  Modular and highly customizable applications that can draw on any data source, from external news feeds to actual client portfolio holdings

  •
  Extensive licensed databases of current and historical news, company fundamentals, exchange data, and other consumer information such as directories

  •
  Strategic and design consultation to provide guidance on data usage best practices

  •
  Flexible technology to enable customization and integration of this information into customer environments

        Our suite of products and services provides our customers with the following key benefits:

  Cost-effective Outsourced Solution

        By hosting and maintaining our data sources and applications in our data centers, Pinnacor allows its customers to offer high-quality applications to their users without bearing the burden of supporting them with internal software, hardware, and human resources. In addition, our specialization and expertise in information-centric applications allows us to typically complete development projects in a less time- and resource-intensive manner than companies are able to do using in-house IT resources. This allows our customers to deploy their applications more rapidly and at a lower cost, both for initial development and ongoing maintenance.

  Broad Solution Set

        Pinnacor offers a wide array of applications, data sources, and fulfillment methods that makes us uniquely positioned to service a broad range of customer needs and effectively adapt to these needs over time. Our solution includes data sources that range from exchange data, to general news, and consumer information such as phone directories and entertainment guides. Applications vary in sophistication from simple text search to advanced investment analysis tools, such as custom hypothetical investment illustrators. Deployment is available as either hosted pages or XML-based Web services. This allows our customers to utilize us as a single-source, "one-stop shop" for serving their audiences, whether consumer or professional, internal or external—avoiding the cost and complexity of working with multiple vendors.

  Customization and Seamless Integration

        Our applications and data feeds feature a degree of customization capability and extensibility that we believe to be unique in the industry. Our Web-based software is not only designed so that we can adapt the look-and-feel of the tools to fit seamlessly into our customers' brand and visual style, but the actual application behavior and functionality is easily configurable to fit the functional specifications of individual client projects.

  Data Neutrality

        Since Pinnacor does not conduct a primary publishing business of its own, we do not give preference as to the data providers used in our applications, and maintain redundant data sources in key categories of information. This allows us to respond to a wide variety of customer needs with data sources to meet their quality and budgetary preferences.

  Compliance with Legal and Regulatory Authority

        Pinnacor's solutions address regulatory compliance concerns for financial institutions and other corporate customers through our selection of compliant data providers, secure and anonymous storage of customer data, logging and storage of client communications, customizable disclosure statements, and other measures as needed.

GROWTH STRATEGY

        Our growth strategy is based on deepening our focus in our core market—financial services—and building products, partnerships and an acquisition strategy around this goal. Some key initiatives include:

  Increase Penetration in the Financial Services Industry

        We intend to grow our penetration in the retail brokerage segment of the financial services market through the development of new products such as our goal-based planning tools (described below in the Products and Services section), and other advice-oriented tools such as asset allocation-based portfolios as well as through the expansion of our alliance program to reach specialized financial technology and services vendors.

  Invest in Research and Development to Develop New Products in Key Growth Markets

        We will continue to invest in research and development to create innovative products and services. In 2002, we completed the underlying platform development for a suite of goal-based financial planning tools that allows self-directed retail investors and brokers to create simple planning scenarios and generate professional-quality reports. This initiative is aimed at supporting the growing market for advisor-supported investment services and will be made generally available in the first quarter of 2003. We will continue to monitor customer needs and technology trends to keep our development efforts focused on high-value solutions for this and other growth markets.

  Differentiate Our Solutions on Strength of Functionality, Customization and Integration

        We will continue to develop products with differentiated functionality and design our products to allow easy customization. We will continue to ensure that our technology is optimized to work within our customers' existing or planned technology environments.

  Providing Comprehensive Solutions with Increasing Average Contract Size

        We will continue to develop internally and partner for solutions that allow us to meet a broader set of customer needs. As these solutions become more comprehensive, we expect to develop deeper and broader relationships with our customers that result in increased average contract size and increasing renewal rates.

  Providing Consultative Services as Part of Our Core Service Offering

        We will continue to pursue our "partnership" approach with our major clients. Under this approach, we regularly attend business strategy sessions and help them plan for new services and upgrades to their existing sites. We also provide design review services to help clients improve the user experience and thereby increase site usage.

  Increasing Channel Sales

        We will continue to pursue agreements with channel partners that will increase our sales efficiency and allow us to effectively target a broader base of clients and offer a more complete solution. Our partnerships with leading companies such as Plumtree, BEA and IBM in the business information segment are both a direct source of revenue as well an excellent source of qualified leads for our direct sales force. We will extend our successful channel relationship program into the financial services segment, adding to relationships already established with companies like US Clearing, that offers our products to independent brokerage operations that we might not otherwise service directly, and Digital Insight, that bundles Pinnacor services with their online banking applications.

  Consider Acquisitions That Meet Our Strategic and Financial Criteria

        During 2001, we purchased Stockpoint, Inc. a provider of financial information and applications. During 2002, we purchased the operating assets of Inlumen, Inc. also a provider of financial information and applications. Both acquisitions broadened our product and technology base, increased our customer reach and contributed to our improved financial performance. We will continue to evaluate potential acquisitions that enhance our product offering, increase our addressable market size, support our business strategy and are accretive to earnings.

PRODUCTS AND SERVICES

        We have packaged our products and services into solution suites that will appeal most directly to our target markets. These solution suites are listed below, although customers can also purchase Pinnacor's products and services on an a-la-carte basis.

  Financial Services Solution Suite

        The process of defining and implementing an investment strategy can be difficult and involved for the retail investor. In order to sell their investment products and services, financial institutions need to provide investors with tools and information to help educate them about this process and support several types of specific decisions along the way.

        Goal Planning:    In the goal planning phase, investors determine what their future savings needs are for key financial life events such as retirement and college; what resources are currently available to fund these needs; and how they should allocate their holdings at a portfolio level in order to achieve these goals. The following are some examples of our solutions for the goal planning stage.

  •
  Retirement Planning—Our retirement planning tools include Retirement Planner, which estimates the future cost of retirement and recommends savings plans; IRA Comparison Calculator, which compares the relative advantages of contributing to Traditional and Roth IRAs, as well as their eligibility to contribute to these accounts; and IRA Rollover Calculator, which evaluates the investor's eligibility, costs, and advantages of rolling Traditional IRA assets into a Roth IRA.

  •
  Education Planning—Our education planning tools include an Education Planner, which lets the user calculate the future cost of attending college and establish a savings plan; and 529 Savings Calculator, which allows the user to evaluate the tax benefits of contributing to a 529 College Savings Plan.

  •
  Personal Finance Tools—Our solutions also include tools to assist in general financial planning. Current and planned tools include a Goal Planner, which allows the user to plan for a generic life event similar to the Education and Retirement Planners; Budget Calculator, which provides the ability to build a customized budget and identify available cash flow for savings or investment; and a Take-Home Pay Calculator, which evaluates the impact of pre-tax deductions from employee paychecks on take-home pay.

        Investment Analysis:    Once the investor has defined their needs and the general characteristics of the portfolio that will help them achieve their goals, they must then select specific securities in which to invest. Pinnacor supports these decisions with a wide variety of applications and data.

        The following are examples of our solutions that support investment analysis.

  •
  Screeners—Our Stock and Mutual Fund screeners allow users to screen by a variety of criteria including performance, fundamentals, and other quantitative measures. We offer both basic and advanced versions of these screeners to accommodate different levels of investor sophistication.

  •
  Custom Hypotheticals—We offer custom hypothetical illustration tools for equities and funds allowing the user to model a hypothetical investment scenario and illustrate the results using historical data. These applications can be used directly by investors to analyze potential investment strategies, or as a tool for professional advisors to generate client proposals.

  •
  Comparison Tools—Our Competition Analysis tool allows users to compare US equities by key fundamental ratios, providing a step-by-step tutorial on the attributes to be compared which is valuable in educating less sophisticated investors. This application provides the user with pre-determined lists of competitors to compare, based on parsing of SEC filings and competitor designations from our data providers, or the user can manually designate the equities to compare.

  •
  Market Data and Profiles—Pinnacor provides multiple types of information on different security types that are essential to making informed investment decisions. For equities, we provide delayed and real-time quotes, company fundamentals, insider and institutional holdings, statistical analysis of risk, performance and key ratios, SEC filings and corporate actions and events. The mutual fund data we provide includes third-party ratings, style and category designations, risk and performance data, management biographies, benchmarks and holdings information.

  •
  Charting and Analytics—Our Quick Charts and Thumbnail Charts offer a highly customizable way of illustrating the performance of a security or index. Our Interactive Charts provide the ability to interact directly with the chart, redefining time periods, adding comparisons and benchmarks, and showing technical analysis indicators. Historic pricing data can be easily downloaded into spreadsheet applications, enabling power users to run their own analysis tools if desired.

  •
  Market Aerial View—The Market Aerial View is an application that provides a visual representation of market sectors, industries, and companies. Size is represented by area and performance by color. Investors can view performance over multiple time periods and can find detailed quotes, industry comparisons, news, charting and analytics for an investment option they select. This visualization tool is data-agnostic and may by configured to track any securities or customer-supplied data.

  •
  News—Pinnacor offers a broad base of newswires, newspapers, trade and consumer publications in conjunction with its financial products. News can be viewed by ticker symbol or topic, searched using Boolean logic and streamed in realtime in either a server-to-server or server-to-browser configuration.

        Portfolio Management:    When the investor has decided upon and implemented a portfolio of securities, they need to be able to monitor and receive proactive alerts on key metrics including performance, asset allocation, return on investment, and other parameters.

  •
  Portfolio—Our transactional Portfolio tool allows users to track the performance of their investment portfolios. Users can create and edit multiple portfolios using various security types and currencies, customize their views, and perform analytics on the composition of their portfolios. End-of day summaries can be e-mailed to users and data can be exported to Excel for further analysis. Portfolio can be configured to utilize actual client transaction data, or transactions can be entered manually.

  •
  Custom Alerts—Our Custom Alerts can be configured by users to track price, volume and other trading movements, as well as news, corporate actions and other events affecting their stocks, mutual funds, and indices. This application can be implemented independently or as an extension of our Portfolio application.

  Business Information Product Suite

        For corporate Web sites, extranets and intranets, Pinnacor has aggregated a full range of news and applications that present valuable business information to their current and prospective customers, their business partners and their employees.

  •
  Business News—Pinnacor's personalized news service aggregates business information from premium newswires, newspapers, magazines and trade journals. Customers can select news from a specific provider, choose pre-packaged news in hundreds of industry categories, or create custom filters to identify relevant content from our entire repository. News can automatically be integrated into customers' portals or customers can use our Web-based Editorial Workstation to custom-pick news categories and even develop original content, publishing it directly to the portal.

  •
  Competitive Intelligence—Pinnacor's competitive intelligence suite helps sales, management, marketing teams, researchers and other business professionals to track competitors, customers and industry developments. Users can monitor current news, search historical archives, conduct advanced company screening or drill deep into company information with Business Tracker, Pinnacor's competitive intelligence solution. Our tools rely on an archive of premium global publications and databases that include profiles of more than 400,000 international public and private companies, financial statements and securities data. Business Tracker is available fully hosted or as individual portlets that integrate seamlessly with leading portal platforms.

  •
  Market Information—Company financials play an essential role when conducting comprehensive research on a specific corporation or industry. Our market data tools help users monitor and track the activity of publicly held companies, providing a consolidated view on market movement and individual stocks. Pinnacor provides quotes, charts and company financials in a company digest page.

  •
  Personal Finance Tools—Pinnacor's personal financial planning tools enable companies to better serve employees by helping them plan their financial futures. The calculators that comprise our Personal Finance suite provide employees with straightforward, actionable advice on often-complex topics such as retirement, education planning and IRA rollover.

  •
  Portal Integrations—All of the business information and applications listed above can be offered as portlets that integrate seamlessly into corporate portal software. Pinnacor offers a number of pre-integrated portlets for leading technology platforms, such as BEA, IBM, Plumtree, Oracle, Microsoft, Sun Microsystems and Sybase.

  Access Solutions

        For customers in the Access market that are looking to drive usage among subscribers, Pinnacor provides a suite of solutions that combines compelling information with a flexible technology platform that can power services across multiple devices. Customers can leverage our licensed information, or, where they have their own relationships with information providers, leverage our technology platform to optimize the management of that information.

  •
  Portal Solutions—Pinnacor provides personalized, turnkey, Web-based and WAP portals delivering local and national content and multimedia services.

  •
  Messaging Services—Pinnacor powers custom, personalized messaging services over one- and two-way SMS, or e-mail. News, sports, lottery results, market data and a host of other information can be delivered on schedule or can be sent as real-time alerts. With our Information-On-Demand service (two-way SMS) end-users can use a simple code to pull information from their cell phone at any time.

  •
  Integration Services—Pinnacor provides technology and expertise for the aggregation, integration and publishing of content from multiple sources. Pinnacor can help customers integrate content from our own broad suite of premium content, from content providers with whom they have direct relationships, from their own databases and even content generated by their own user base.

  •
  Premium Content—Pinnacor delivers a broad spectrum of content including national and regional news, market data, weather and sports updates, local directories, horoscopes and multimedia content such as downloadable images and ringtones.

RELATIONSHIPS WITH INFORMATION PROVIDERS

        We do not generate any original content, but instead have built an extensive library of contractual relationships with major vendors of electronically available information. We employ a specialized team to build and maintain relationships with our network of information providers. We target information providers in three main areas, and a selection of these providers is listed below:

  •
  Financial Data—Briefing.com, ComStock, Iverson Financial Systems, Lipper Inc., a Reuters Company, Morningstar, Multex, Telekurs, Value Line, Vickers Stock Research Corp., Worldvest Base, Inc. and Zacks Investment Research

  •
  Business Information—Agence France Presse (AFP), BusinessWeek Online, Comtex News Network, EFE News Services, Gale, a business unit of the Thomson Learning division of The Thomson Corporation, Knight Ridder/Tribune Business News, Proquest Information & Learning, HealthScout News Service, a product of ScoutNews LLC and Reed Business Information (formerly Cahners), a division of Reed Elsevier, Inc

  •
  Consumer Content—Accuweather.com, The Associated Press, AP Megasports, Astrology.com, Mojam Media, Inc., USA TODAY and washingtonpost.com

        These relationships vary in term but are usually one- or two-year contracts, and include both variable and fixed-price payment provisions. We believe that we are not solely reliant on any one provider and that there are alternative sources for any single type of information. However, the need to replace any key vendors could render all or a portion of our services unavailable for a period of time, resulting in a significant negative impact on our client relationships and harm to our reputation. See "Risk Factors—Losing Major Information Providers May Leave Us With Insufficient Information to Retain and Attract Customers."

SALES, BUSINESS DEVELOPMENT AND MARKETING

        We market our services primarily through our direct sales force, and also indirectly through our distribution channels. Our sales staff is currently located in New York, San Francisco, and London and is divided into teams organized around our target markets. They are further organized around geographic location and size of account.

        For the Financial Services market, we have formed alliances with partners that serve customers that are not cost-effective for Pinnacor to address directly. For example, Digital Insight and Financial Fusion serve small and mid-sized commercial banks, and US Clearing services the smaller broker-dealers. To accelerate adoption of our Business Information products we have created strategic business alliances with a number of the largest portal software providers: BEA, IBM, Microsoft, Oracle, Plumtree, Sun ONE and Sybase.

        Our sales and business development activities are supported by our marketing organization, which provides corporate and product marketing services, produces our collateral and Web site, and runs a proactive public relations program.

CUSTOMER SERVICE AND SUPPORT

        We believe that a high level of customer support is critical to our success. We provide our customers with 24-hours a day, 7-days a week support. We provide full life-cycle support, beginning with assistance in configuring, installing and customizing solutions purchased by our clients, and extending to ongoing technical support and account management.

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

        Research and development is supported by product managers, project managers, software engineers, quality assurance professionals and client customization teams. Our engineers have expertise in such fields as computer science, information processing, advanced mathematics, and financial theory. Certain of our solutions combine internal development and the deployment of technology from third-parties. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally.

TECHNOLOGY ARCHITECTURE AND NETWORK INFRASTRUCTURE

        Pinnacor's proprietary software platform is designed for flexibility, scalability and reliability. Pinnacor has developed a series of application engines that are easily extended, providing a flexible environment for the creation of custom client solutions. Our core application engines include systems for processing information such as market data and news; a calculation engine for goal-based planning; a portfolio performance tracking system; a charting and data visualization engine; a report generation engine for generating printable reports; and an alerting engine capable of providing immediate notification in response to a market data, news or other pre-specified event. These application engines operate on a series of third-party information databases, including exchange-based data, company financial data, news, consumer databases and multimedia content. In addition, clients' proprietary databases are integrated into many of our customized solutions. Pinnacor utilizes a combination of proprietary technology and leading third-party software to add proprietary value to the information stored in our databases. For example, news is categorized according to a sophisticated taxonomy, SEC filings are scanned to extract listings of a company's competitors, and various information is automatically summarized for optimal presentation on a cell phone. Key features of our technology include:

  Platform Independence and Compatibility With Evolving Technologies

        Our solutions leverage existing industry standards such as extensible markup language (XML), simple object access protocol (SOAP), extensible stylesheet language translation (XSLT), and others. This standards-based approach alleviates the need for our customers to accommodate proprietary development languages and tools when deploying our solutions, and increases our interoperability with different production environments.

        Recently, we have focused on making more of our information services and applications available as XML Web services. A Web services implementation is one where our servers receive XML-formatted request messages from our client, and respond with an XML message that contains the information requested. Because communications protocols and data formats for requests and responses are standardized, Web services-enabled systems allow a greater degree of control over user interface, easier and more rapid client implementations and deeper integration with other systems. Examples of information we can provide through XML Web services include price quote for equities, news, and our goal-based planning tools.

  Scalable, Reliable Network Infrastructure

        Our hosting infrastructure consists of multiple servers, mass storage devices and a network of routers and switching systems to accommodate high-capacity system usage. We use database technology from Microsoft and Oracle as well as our own proprietary database applications to optimize performance for real-time market and news data. These servers and the applications that run on them implement a scalable, redundant design that is distributed across multiple machines. If one of these machines or applications stops functioning, either through failure or for maintenance and upgrading, we are still able to provide our services. We operate two data centers, one in Coralville, Iowa, which we operate ourselves, and one in Carteret, New Jersey that is operated by a third-party. Both data centers are equipped with power conditioning and battery back-up, have generator systems capable of providing emergency power to the entire facility, and are secured by 24-hour card-key access. We have implemented detailed, automated monitoring systems and data is regularly backed up and stored off site. We are working towards full replication of all our technology in both data centers in order to provide continuity of all our services even if one data center were to be rendered totally unusable. Once completed, this effort will significantly improve our disaster recovery capabilities.

COMPETITION

        The market for licensed information and analytical applications using Internet technologies is new, highly competitive and rapidly evolving. We expect continued strong competition in the future as current competitors improve their offerings. Barriers to entry in this market include the significant cost involved in building out and maintaining the broad suite of information and applications offered by Pinnacor, as well as the significant switching costs created once a client has implemented and integrated our customized solutions. Despite these barriers to entry, new participants may enter the market. We believe that the principal competitive factors in our market are: cost-effectiveness; completeness of solution; ease of integration and customization; breadth, depth and timeliness of information; reliability of the vendor's applications and hosting services; and the vendor's financial strength. We believe that we presently compete favorably with respect to these factors, particularly completeness of solution, cost-effectiveness and ease of integration and customization.

        However, a number of our current and potential competitors are larger than us, have established relationships with our current and prospective customers, focus on specific segments of our target markets, provide more robust backup service capabilities and have distribution rights for information that we are unable to offer our customers. These differences could prove attractive to our existing and potential customers. Furthermore, some competitors may adopt aggressive pricing strategies to build market share or may choose to bundle their solutions with other software, hardware or information services in a manner that may discourage customers from purchasing products offered by us.

        Pinnacor encounters competition in three main areas:

  Financial Information Providers

        Companies such as Reuters, The Thomson Corporation, Standard & Poors, Marketwatch.com, and SmartMoney are all current or potential competitors in the delivery of market data, investment analysis and planning tools to the retail investor. While Reuters, Thomson and Standard & Poors do not focus on targeting the market for providing financial institutions with Web-based applications and information for retail investors, Marketwatch.com and SmartMoney often compete for the same business as Pinnacor. In certain circumstances, these companies may have an economic advantage due to their ownership of the information they are providing. However, we believe that these companies often encounter certain competitive disadvantages, including: difficulty gaining access to information provided by their own competitors and lack of experience in integrating non-proprietary data; lagging technology capabilities or legacy technology platforms; and lack of experience in providing customized solutions that are integrated into customers' own services. In the future, these companies may add functionality and services that may allow them to compete more effectively with Pinnacor.

  Information Aggregators

        We face competition from other companies that aggregate information and either host private-label applications that use that data, or deliver that data in the form of feeds to customers. These companies include Factiva, which targets the intranet segment, and Infospace, which targets the access provider segment. Many of these companies currently offer their services directly to individuals as well as on a private-label basis to business customers. We believe that Pinnacor's exclusive focus on providing services to businesses versus directly to consumers provides us an advantage in terms of the ease of integration and customization of our solutions. Nevertheless, this advantage may not be sustainable, and furthermore, while Pinnacor is able to leverage the same functionality and information across multiple segments, customers may prefer the solutions of a vendor focused on a single market segment.

  In-House Development

        Certain enterprises may favor custom-developed solutions over vendor-provided solutions, preferring to control the technology they use or because they believe their needs are unique. These companies therefore develop technology solutions in-house, often in conjunction with consulting and systems integration firms such as Accenture, and contract directly with data providers for information required to run their applications.

INTELLECTUAL PROPERTY

        Our success will depend in part on our ability to protect our intellectual property and other proprietary rights in our software and other technology. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality and license agreements with our employees, customers, partners, and others, and security features we have built into our technology. See "Risk factor—Protection of Our Intellectual Property is Limited and Efforts to Protect Our Intellectual Property May Be Inadequate, Time-consuming and Expensive."

        We have three pending U.S. patent applications and one pending foreign patent application, but presently we do not have any issued patents. Unless and until patents are issued, no patent rights can be enforced. We have five registered U.S. trademarks and nine pending domestic applications.

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

GOVERNMENT REGULATION

        We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. It is possible that a number of laws and regulations may be adopted with respect to our business and the business of our customers. These laws and regulations may impede our ability to offer our products and services to our customers, and they may dissuade our customers from purchasing our products and services. Any new legislation, regulation, or the application of existing laws and regulations could have a material and adverse effect on our business, results of operations and financial condition.

        As our services are available anywhere in the world, and as we intend to offer services specifically aimed at jurisdictions outside the United States, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our customers' web-sites or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

EMPLOYEES

        As of December 31, 2002, we had 160 full-time employees with 43 employees in sales, customer service, marketing and operations, 90 in research and development, network infrastructure and network operations and 27 in finance, human resources, information systems and other general and administrative functions.

        Pinnacor terminated 105 full-time employee positions throughout 2002 as a result of the difficult economic environment and duplicative positions and other synergies as a result of integrating the Stockpoint, Inc. acquisition in August 2001 and purchasing the operating assets of Inlumen, Inc. in November 2002. Employees affected by the downsizing received severance pay and other benefits commensurate with their position and tenure at Pinnacor.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

        It is difficult to value our business and evaluate our prospects because of our limited operating history. We began our current line of business at the end of 1998 and expanded our line of business with the acquisition of Stockpoint, Inc. in August of 2001 and again with the acquisition of the operating assets of Inlumen, Inc. in November of 2002. Accordingly, we have limited financial and operating data for evaluating our business. In addition, our business model is unproven, which creates a risk that our performance will not meet the expectations of investors.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES.

        We have incurred operating losses (excluding non-recurring reversals of prior restructuring charges in the third quarter of 2002) in every quarter since we began our current line of business in 1998. While our operating losses have narrowed significantly in recent quarters, our ability to achieve profitability will depend on our ability to generate and sustain higher net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase that profitability.

OUR QUARTERLY FINANCIAL RESULTS MAY BE VOLATILE AND COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

        Our revenues and operating results may vary significantly from quarter to quarter. Because of these fluctuations, our results in any quarter may not be indicative of future performance and it may be difficult for investors to properly evaluate our results. It is possible that in some future periods our revenues or earnings may fall below the expectations of investors and result in the market price of our common stock to decline. The factors that may cause our financial results to vary from quarter to quarter include:

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

WE DEPEND UPON FINANCIAL MARKETS.

        The target clients for our products include a range of financial services organizations, including investment advisors, brokerage firms and banks. The success of many of our clients is intrinsically linked to the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for our products. In addition, a slowdown in formation of new financial services organizations could cause a decline in demand for our products. We believe that a continuing economic downturn in the financial markets would negatively impact the demand for our products, which could have a materially adverse effect on our business and results of operations.

WE FACE INTENSE COMPETITION THAT COULD IMPAIR OUR ABILITY TO RETAIN EXISTING CUSTOMERS, ATTRACT NEW CUSTOMERS AND ACHIEVE PROFITABILITY.

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

  •
  financial software vendors, who have already, or may in the future, develop extensions to their software capabilities to be able to manage external information as efficiently as internal information;

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

SOME OF OUR CUSTOMERS ARE STARTUP COMPANIES WHO POSE CREDIT RISKS. THE FAILURE OF THESE CUSTOMERS TO PAY THEIR BILLS HAS LED TO A LOSS OF REVENUE, A TREND WHICH MAY CONTINUE.

        While the majority of our customers are large and mid-sized enterprise customers, a number of our customers are smaller startup companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of December 31, 2002 and 2001 was approximately $620,000 and $1,130,000, respectively. While our bad debt expense has narrowed significantly in recent quarters and, we believe, will continue to narrow, we may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

        Additionally, new technologies may require us to alter our technology and products to avoid becoming obsolete. Improving our current products and developing and introducing new products will require additional research and development.

INTERNAL OR THIRD-PARTY SYSTEM OR EQUIPMENT FAILURES COULD ADVERSELY AFFECT OUR BUSINESS.

        Our systems and operations are vulnerable to damage or interruption from a variety of factors, including human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage (physical or electronic), computer viruses, vandalism and similar unexpected adverse events. Moreover, while we presently have multiple data centers and have implemented internal redundancy measures, we presently do not have all functionality of all data centers available in multiple sites. We presently have a data center at our Iowa facility, and in addition, we have a data center operation located in facilities owned by third-parties in Carteret, NJ. Any failure of the computer equipment we use or the third-party telecommunications networks and data centers on which we rely for distribution could interrupt or delay our service. This could lead to customers canceling contracts and could damage our reputation, which could limit our ability to attract additional customers, decrease our revenue and lead to a drop in the value of our common stock.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN NEW PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

        Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products until after delivery to our customers, resulting in loss of, or a delay in market acceptance, which could seriously harm our business.

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

WE RECENTLY CHANGED OUR NAME TO PINNACOR INC., A NAME THAT HAS NO PRIOR NAME RECOGNITION IN OUR INDUSTRY. IF WE ARE UNABLE TO MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION, WE MAY HAVE DIFFICULTY ATTRACTING NEW BUSINESS AND RETAINING CURRENT CUSTOMERS AND EMPLOYEES, AND OUR BUSINESS MAY SUFFER.

        We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and retaining customers and employees. We also believe that the importance of reputation and name recognition is increasing, and will continue to increase. If our reputation is damaged or diminished because of our name change in October of 2002, or if potential customers are not familiar with us or the services we provide, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

THIRD-PARTIES MAY CLAIM THAT WE HAVE BREACHED THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND RESULT IN EXPENSE TO DEFEND OR SETTLE CLAIMS.

        Third-parties may bring claims of copyright or trademark infringement, patent violation or misappropriation of creative ideas or formats against us with respect to information that we distribute or our technology or marketing techniques and terminology. These claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or limit our ability to distribute information or prevent us from utilizing important technologies, ideas or formats.

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

  •
  our management's attention may be diverted during the acquisition and integration process;

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

IF THE INFORMATION WE DISTRIBUTE IS UNLAWFUL OR CAUSES INJURY, WE MAY HAVE TO PAY FINES OR DAMAGES.

        The publication or dissemination of information that we have distributed may give rise to liability for defamation, negligence, breach of copyright, patent, trade secret or trademark infringement or other claims or charges based on the nature of the information. As a licensor of this information, we may be directly or indirectly liable to claims or charges of this nature. In addition, we could be exposed to liability arising from the activities of our customers or their users with respect to the unauthorized duplication of, or insertion of inappropriate material into, the information we supply. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

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

NEW LAWS AND REGULATIONS AFFECTING CORPORATE GOVERNANCE MAY IMPEDE OUR ABILITY TO RETAIN AND ATTRACT COMPETENT BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER.

        On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the SEC and NASDAQ have adopted rules in furtherance of the Act and are considering adopting others. This Act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance and the time our executive officers spend on such issues, and this may increase the risk of personal liability for our Board members, chief executive officer, chief financial officer and other executives involved in the governance process. As a result, it may become more difficult to attract and retain Board members, a chief executive officer, a chief financial officer and/or other executives involved in corporate governance.

RISKS RELATED TO OUR SECURITIES

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT STOCKHOLDERS.

        The stock market in general and the market for technology or Internet-related stocks in particular, has experienced extreme price fluctuations. At times, technology or Internet-related stocks have traded at prices and multiples that are substantially above the historical levels of the stock market in general. Since estimates of the value of technology or Internet-related companies have little historical basis and often vary widely, fluctuations in our stock price may not be correlated in a predictable way to our performance or operating results. Our stock price may also fluctuate as a result of factors that are beyond our control or unrelated to our operating results. We expect our stock price to fluctuate as a result of factors such as:

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

        Our executive officers and directors, in the aggregate, beneficially own approximately 29% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of Pinnacor and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

IT MAY BE DIFFICULT FOR A THIRD-PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

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

        In addition, we have entered into a stockholder rights agreement that makes it more difficult for a third-party to acquire us without the support of our board of directors and principal stockholders.

ITEM 2. PROPERTIES

        Our corporate headquarters is located in New York, New York, and occupies approximately 26,197 square feet of leased space. This space accommodates portions of our sales force, customer service, marketing, development and quality assurance staff, systems engineers and our general and administrative staff. The lease expires in March 2009 with a lease termination option in March 2005 for a payment of $70,000. As of November 2001, we vacated 17,100 square feet in New York. The future obligations of this lease were recorded in our 2001 restructuring charge. In September 2002, we negotiated the early termination of this lease. The negotiated terms included a cash payment of

$690,000 and the forfeiture of a $128,000 security deposit. This resulted in a reversal of previously recognized restructuring expense of approximately $2.2 million.

        Our office in Coralville, Iowa, occupies approximately 25,600 square feet of leased space, with a lease that expires in September 2004. This space accommodates portions of our data centers, systems engineers and development and quality assurance staff.

        As of October 2001, we vacated the premises that we were leasing in San Francisco, California and moved our facilities to the San Francisco premises of Stockpoint, Inc., our wholly-owned subsidiary. During October of 2002 the Company vacated the premises of Stockpoint, Inc. and moved to a new location that consists of approximately 4,852 square feet. This lease expires in October 2003. The company moved into the new premises in order to accommodate our reduced staffing requirements in San Francisco. These premises accommodate portions of our sales personnel and systems engineering staff. We have no future obligations to the landlord of the vacated premises.

        As of October 2001, Stockpoint, Inc. vacated the premises it was leasing in London, England and moved its facilities into the London premises of Pinnacor. Stockpoint has no future obligations to the landlord of the vacated space. Pinnacor has partially sublet a portion of our premises and this lease expires in June 2005.

        As of November 2002, through the purchase of Inlumen, Inc., we retained approximately 1,200 square feet of office space in Israel, which accommodates development staff. This lease expires in November 2003.

        Additionally as a result of the acquisition of Inlumen, Inc., we retained approximately 50 square feet of leased space in Carteret, New Jersey, which accommodates an additional data center. This lease expires in January 2004 with a month- to-month auto renewal thereafter.

        We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

        We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ending December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the NASDAQ National Market under the symbol "PCOR". Our common stock traded under the symbol "SCRM" until November 1, 2002, at which time we changed our name to Pinnacor Inc., and our common stock commenced trading under the symbol "PCOR". Public trading of the common stock commenced on August 3, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the NASDAQ National Market:

	High	Low
Year ending December 31, 2002
First Quarter	$2.59	$1.71
Second Quarter	2.40	1.42
Third Quarter	1.80	1.07
Fourth Quarter	1.50	1.05
Year ending December 31, 2001
First Quarter	5.22	1.63
Second Quarter	3.51	1.00
Third Quarter	3.02	1.26
Fourth Quarter	2.60	1.16
Year ending December 31, 2000
Third Quarter	15.75	8.25
Fourth Quarter	9.75	2.06

        From the date of receipt of funds from our initial public offering through December 31, 2002, the net proceeds of the offering have been used to support our sales and marketing activities, the expansion of our operations, product development, general corporate purposes, including the initiation of a stock buyback program and the repurchase of shares from the estate of a former board member, and the acquisition of complimentary businesses and technologies. None of the net proceeds from the offering have, to date, been paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Instead, the net proceeds have been invested in interest bearing, investment-grade securities.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations and balance sheet data are derived from our financial statements, which have been audited by Deloitte & Touche LLP, independent auditors.

STATEMENTS OF OPERATIONS AND BALANCE SHEETS DATA
YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999 and 1998

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenue	$34,566	$30,952	$21,865	$2,985	$567
Total operating expenses	41,555	63,265	65,078	16,479	1,163

Operating loss	(6,989)	(32,313)	(43,213)	(13,494)	(596)
Other income (expense)	1,657	3,264	3,069	328	(14)

Net loss	($5,332)	($29,049)	($40,144)	($13,166)	($610)
Deemed preferred stock dividends	—	—	(50,523)	(102)	—
Net loss to common Stockholders	($5,332)	($29,049)	($90,667)	($13,268)	($610)

Basic net loss per common share	($0.13)	($0.73)	($4.00)	($1.08)	($0.35)

Weighted average number of shares of common stock outstanding	42,022	39,670	22,680	12,298	1,731

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
BALANCE SHEETS DATA:
Cash and cash equivalents	$15,098	$15,189	$58,306	$22,122	$120
Marketable securities	35,611	48,925	39,820	—	—
Working capital	41,820	47,249	93,631	21,930	24
Total assets	100,868	117,175	122,267	32,370	274
Capital lease obligations, less current portion	1,181	1,858	3,400	647	—
Redeemable convertible preferred stock	—	—	—	27,434	—
Total stockholders' equity (deficiency)	84,401	91,472	109,175	(549)	(190)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the consolidated financial statements and the related notes contained herein to this Annual Report on Form 10-K for the year ended December 31, 2002. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

        Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "intends," "plans," "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

        The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

THE COMPANY

        Pinnacor Inc. is an outsourced provider of information and analytical applications to financial services companies and global corporations.

        The Company delivers information-based applications and tools as well as customized data and news packages that help businesses cost-effectively serve their external or internal clients. Pinnacor's solutions include market data and investment analysis tools for financial services firms; critical business information for the enterprise; and personalized portal applications and messaging services for wireless carriers and ISPs.

CRITICAL ACCOUNTING POLICIES

        The Securities and Exchange Commission ("SEC") has recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

        We have identified the following items as critical accounting policies to our Company:

        Revenue recognition:    Our revenue recognition policy is significant as our revenue is a key component of our results of operations. For the fiscal years ended 2002, 2001, and 2000, the Company principally recognized revenue pursuant to Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" as it relates to revenue derived from our Application Service Provider (ASP) model. In accordance with SAB 101, we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred and collection of the resulting receivable is probable. Generally, revenue is recognized ratably over the life of the applicable contract.

        During 2002, we sold our software as a standalone product and have recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). During the year ended December 31, 2002, we did not recognize a significant amount of revenue under SOP 97-2.

        During 2002, we also sold software that required significant customization to implement and we recognized the revenue over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (SOP 81-1). During the year ended December 31, 2002, we have not recognized a significant amount of revenue under SOP 81-1.

        Goodwill and Other Intangible Assets:    The Company's intangibles consist primarily of goodwill from the acquisitions of Stockpoint, Inc. and Inlumen, Inc. accounted for under the purchase method and other intangible assets identified in the acquisition of Stockpoint. The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. Under the transition provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the goodwill and indefinite lived Trade Name related to the Company's Stockpoint acquisition have not been periodically amortized during the year ended December 31, 2002, but instead are assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, the Company evaluated goodwill for impairment as of January 1, 2002 and has determined no impairment exists. The Customer List is carried at cost less accumulated amortization. The Customer List is being amortized on a straight—line basis over its expected life, which is estimated to be four years.

        The Company is in the process of obtaining an independent valuation of the operating assets and liabilities it has acquired from Inlumen as well as identifying the intangible assets it has acquired in order to finalize the allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Under the transition provisions of SFAS No. 142, goodwill from the Company's Inlumen acquisition has not been periodically amortized in fiscal 2002.

        Costs of Computer Software Developed or Obtained for Internal Use:    Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of December 31, 2002, the Company had capitalized a total of approximately $2,227,000 of internal development and software purchase costs relating to web-site development and the Company's proprietary content engine which were incurred during the application development stage. These costs were fully depreciated as of December 31, 2002.

        Software Capitalization for Software Sold Externally:    Prior to 2002, the Company had developed internal use software to provide their products to customers through our ASP model. During 2002, management decided to market its internal use software as "Actrellis", a standalone product. The Company sold an insignificant amount of Actrellis software during 2002.

        The Company had developed its internal use software predecessor to Actrellis prior to the issuance of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of the software predecessor occurred prior to the issuance of SOP 98-1, no amounts related to this software have been capitalized to date.

        During 2002, the Company accounted for its costs related to Actrellis using the guidance of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company's software was released soon after technological feasibility was established. Costs subsequent to achieving technological feasibility under SFAS No. 86 were insignificant.

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

REVENUE

        We derive our revenue from the sale of hosted applications, customized data, processing and delivery of information as well as set-up, professional services, software and maintenance.

        Hosted Applications:    We sell and host end-user applications that enable our customers to present and analyze information. We sell individual applications such as stock quotes or charts and bundle many of our applications into business solutions that include the Financial Services, Business Information and Access Solutions Product Suites. Our contracts are fixed price and include a variable component if the customer exceeds the minimum page view, per article, real-time stock quote, short messaging services (SMS) or downloadable limit. We recognize the fixed component of revenue on a subscription basis, ratably over the contract term. Any variable component of revenue is recognized in the period the service was rendered.

        Customized Information:    We provide clients with information, which is provided as either customized data feeds or presented in our applications. We charge clients based on the type and volume of information and recognize this revenue on a subscription basis, ratably over the contract term.

        Processing and Delivery:    For clients that have direct relationships with information providers and for media clients with direct relationships to their customers, we provide a technology platform for the delivery and integration of information. We charge a processing and delivery fee based on the amount of data delivered. This revenue is recognized on a subscription basis ratably over the contract term.

        Set-Up Fees:    From time to time, we may charge our customers an explicit one-time set-up fee, or this set-up fee may be bundled within the recurring hosted applications fee. This set-up fee includes charges for the implementation of the client website and building custom filters that enable the customer to receive customized information. Set-up revenue is recognized ratably over the term of the related contract once the product has been implemented.

        Professional Services:    From time to time, we offer more sophisticated professional services, which include customization of products, systems integration services, the build-out of customized portals and platforms to allow our customers and partners to deliver real time alerts, personalized information including short messaging services (SMS) and other critical information to their subscribers and employees and other special projects including editorial services and consulting. Depending on the nature of the customization, this revenue is generally recognized as the service is performed or over the life of the related contract.

        Software:    During 2002, we sold our software as a standalone product and have recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). During the year ended December 31, 2002, we did not recognize a significant amount of revenue under SOP 97-2. We also sold software that required significant customization to implement and we recognized the revenue over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (SOP 81-1). During the year ended December 31, 2002, we did not recognize a significant amount of revenue under SOP 81-1.

        Maintenance:    Revenue for technical product support is recognized on a subscription basis, ratably over the contract term.

        We record billed amounts due from clients in excess of revenue recognized as deferred revenue on our balance sheet. Our contracts typically have lengths of one or two years. We report our revenue net of allowances and rebates.

COST OF SERVICES

        Cost of services consists of royalties to information providers as well as costs for bandwidth, storage of our servers in third-party network data centers, and certain costs associated with the maintenance of our infrastructure. We also include certain payroll and related expenses pertaining to staff and outsourced development associated with client implementation, developing custom applications, performing editorial and quality assurance services, and maintaining our network operations.

        We have several different arrangements with information providers. The majority of our contracts are based on royalty fees that are calculated monthly, based on the volume of a provider's information relayed to our customers or on a per client basis. In certain cases, the contractual agreement is based on fixed fees or subject to a minimum charge. Certain fixed fee arrangements include additional fees at a variable rate once our clients exceed a specified usage volume.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of salaries and related personnel costs associated with the research, design and development of software applications and services supporting our business. These include engineers that are developing and maintaining our software and infrastructure and our product managers.

        Research and development costs are expensed as incurred until technological feasibility has been established for software to be sold in accordance with SFAS No. 86. To date, we believe under our current software engineering processes that the establishment of technological feasibility and general release have substantially coincided. As a result, no software development costs have been capitalized to date for software developed for external sales. For software developed for internal use, expenses are capitalized while in the application development stage and expensed while in the preliminary and post implementation stages in accordance with SOP 98-1.

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

STOCK BASED COMPENSATION

        In connection with the grant of stock options to employees, we recognized deferred stock-based compensation (income) expense of approximately $(189,000), $881,000 and $17.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. The income for the year ended December 31, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation of $0 for both years ended December 31, 2002 and 2001 and $17.5 million for the year ended December 31, 2000. Deferred stock-based compensation that will be subsequently amortized as expense, including options granted through December 31, 2002, is estimated to be as follows:

Period	Amount (In thousands)
Year ending December 31, 2003	$113
Year ending December 31, 2004	5

Total	$118

RESULTS OF OPERATIONS

        The following table sets forth our results of operations as a percentage of revenue for the periods indicated.

	For the Years Ended December 31,
	2002	2001	2000
Revenue	100%	100%	100%

Operating expenses:
Cost of services (excluding depreciation of 2%, 3%, and 3% for the years ended December 31 2002, 2001, and 2000, respectively, shown below)	33%	30%	27%
Research and development (excluding stock-based compensation of 0%, 0%, and 9% for the years ended December 31, 2002, 2001, and 2000, respectively, shown below)	21%	25%	29%
Sales and marketing (excluding stock-based compensation of (3)%, 0%, and 20% for the years ended December 31, 2002, 2001, and 2000, respectively, shown below)	26%	47%	95%
General and administrative (excluding stock-based compensation of 2%, 3%, and 51% for the years ended December 31, 2002, 2001, and 2000, respectively, shown below)	22%	42%	50%
Depreciation and amortization	12%	18%	17%
Restructuring and asset abandonment	7%	40%	—%
Stock-based compensation	(1)%	3%	80%

Total operating expenses	120%	205%	298%

Operating loss	(20)%	(105)%	(198)%
Total other income, net	5%	11%	16%

Net loss	(15)%	(94)%	(182)%

*
Certain reclassifications have been made to the 2000 financial statements to conform with the 2002 and 2001 presentation. See footnote #2 to the financial statements included herein.

YEARS ENDED DECEMBER 31, 2001 AND 2002

        Revenue.    Revenue totaled approximately $34.6 million for the year ended December 31, 2002, an increase of $3.6 million or 12% from $31.0 million in the previous year. This net increase was primarily due to the purchase of Stockpoint, which accounted for approximately $17.1 million of revenue for the year ended December 31, 2002, compared to $6.8 million recognized during the year ended December 31, 2001. The statement of operations for the year ended December 31, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition. The acquisition of Inlumen accounted for approximately $563,000 of revenue for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 includes the results of operations of Inlumen commencing on November 20, 2002, the date of acquisition.

        Assuming that Stockpoint was purchased on January 1, 2001 and historical revenues from the operations of Stockpoint were included in the consolidated results of operations for the entire fiscal year ended December 31, 2001, excluding the current year acquisition of Inlumen, revenues would have decreased by approximately $10.0 million or 23% from approximately $44.0 million for the year ended December 31, 2001 to approximately $34.0 million for the year ended December 31, 2002. This decrease is due to a decrease in our customer base, partially offset by a 21% increase in the average contract value per customer.

        In both 2002 and 2001, no customer accounted for more than 10% of revenue. Although our total revenue has increased in aggregate in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

        Cost of Services.    Cost of services increased to $11.5 million for the year ended December 31, 2002, an increase of $2.3 million or 25%, from $9.2 million for the year ended December 31, 2001. This increase was primarily due to the purchase of Stockpoint, which accounted for approximately $4.7 million of cost of services for the year ended December 31, 2002, compared to $2.0 million recognized during the year ended December 31, 2001. The statement of operations for the year ended December 31, 2001 includes the results of operations of Stockpoint commencing on August 21, 2001, the date of acquisition. The acquisition of Inlumen accounted for approximately $233,000 of incremental cost of services for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 includes the results of operations of Inlumen commencing on November 20, 2002, the date of acquisition. As a percentage of revenue, and including Stockpoint and Inlumen from their respective acquisition dates, cost of services increased to approximately 33% for the year ended December 30, 2002 from approximately 30% for the year ended December 31, 2001. This increase as a percentage of revenue is partially due to a one-time expense related to outsourced development work and higher cost of services as a percentage of revenues for the incremental gross profit associated with our Inlumen acquisition offset by cost savings including monthly fees for housing our servers in third-party network data centers and other telecom costs.

        Assuming that Stockpoint was purchased on January 1, 2001 and historical cost of services from the operations of Stockpoint were included in the consolidated results of operations for the entire fiscal year ended December 31, 2001, and excluding the current year acquisition of Inlumen, cost of services would have decreased by $2.3 million or 17% from approximately $13.6 million for the year ended December 31, 2001 to approximately $11.3 million for the year ended December 31, 2002. This decrease was due to a decrease in overall content costs due to a decrease in customers, the number of employees in the implementation and data engineering, network operations and client solutions departments and a decrease monthly fees for housing our servers in third-party network data centers and other telecom costs.

        Research and Development.    Research and development expenses decreased to $7.4 million for the year ended December 31, 2002, a decrease of approximately $500,000 or 6%, from $7.9 million for the year ended December 31, 2001. This was primarily due to a decrease in personnel costs as a result of a full year of cost savings in 2002 as a result of our 2001 restructuring plan. As a percentage of revenue, and including Stockpoint and Inlumen from their respective acquisition dates, research and development expenses decreased to approximately 21% for the year ended December 31, 2002 from approximately 25% for the year ended December 31, 2001. The decrease in research and development expense as a percentage of revenue resulted primarily because total revenue increased while we had significant reductions in research and development expenditures. The acquisition of Inlumen accounted for approximately $50,000 of incremental research and development expense for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 includes the results of operations of Inlumen commencing on November 20, 2002, the date of acquisition.

        Assuming that Stockpoint was purchased on January 1, 2001 and historical research and development expenses from the operations of Stockpoint were included in the consolidated results of operations for the entire fiscal year ended December 31, 2001, and excluding the current year acquisition of Inlumen, research and development expense would have decreased by approximately $3.0 million or 29% from approximately $10.4 million for the year ended December 31, 2001 to approximately $7.4 million for the year ended December 31, 2002.

        Sales and Marketing.    Sales and marketing expenses decreased to $9.1 million for the year ended December 31, 2002, a decrease of approximately $5.4 million or 37%, from $14.5 million for the year ended December 31, 2001. This was due to a significant decrease in marketing programs and a decrease in compensation expense associated with the reduction of our sales force. As a percentage of revenue, and including Stockpoint and Inlumen from their respective acquisition dates, sales and marketing expenses decreased to approximately 26% for the year ended December 31, 2002 from approximately 47% for the year ended December 31, 2001. The decrease in sales and marketing expense as a percentage of revenue resulted primarily because total revenue increased while we had significant reductions in sales and marketing expenditures. The acquisition of Inlumen accounted for approximately $31,000 of incremental sales and marketing expense for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 includes the results of operations of Inlumen commencing on November 20, 2002, the date of acquisition.

        Assuming that Stockpoint was purchased on January 1, 2001 and historical sales and marketing expenses from the operations of Stockpoint were included in the consolidated results of operations for the entire fiscal year ended December 31, 2001, and excluding the current year acquisition of Inlumen, sales and marketing expense would have decreased by approximately $9.7 million or 52% from approximately $18.8 million for the year ended December 31, 2001 to approximately $9.1 million for the year ended December 31, 2002.

        General and Administrative.    General and administrative expenses decreased to $7.2 million for the year ended December 31, 2002, a decrease of $5.9 million or 45%, from $13.1 million for the year ended December 31, 2001. This was due to a significant decrease in bad debt expense, a decrease in facilities and personnel costs, professional fees, travel, and other office expenses. As a percentage of revenue, and including Stockpoint and Inlumen from their respective acquisition dates, general and administrative expenses decreased to approximately 22% for the year ended December 31, 2002 from approximately 42% for the year ended December 31, 2001. The decrease in general and administrative expense as a percentage of revenue resulted primarily because total revenue increased while we had significant reductions in general and administrative expenditures. The acquisition of Inlumen accounted for approximately $22,000 of incremental expense for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 includes the results of operations of Inlumen commencing on November 20, 2002, the date of acquisition.

        Assuming that Stockpoint was purchased on January 1, 2001 and general and administrative expenses from the operations of Stockpoint were included in the consolidated results of operations for the entire fiscal year ended December 31, 2001, and adjusting for the current year acquisition of Inlumen, general and administrative expense would have decreased by approximately $8.9 million or 55% from approximately $16.1 million for the year ended December 31, 2001 to approximately $7.2 million for the year ended December 31, 2002.

        Depreciation Expense.    Depreciation expense decreased to $4.1 million for the year ended December 31, 2002, a decrease of $1.3 million or 24%, from $5.5 million for the year ended December 31, 2001. As a percentage of revenue depreciation expense decreased to approximately 12% for the year ended December 31, 2002 from approximately 18% for the year ended December 31, 2001. The decrease in depreciation expense as a percentage of revenue was due to the depreciation savings from the abandonment of $3.4 million of assets in our 2002 restructuring plan and $4.9 million of assets in our 2001 restructuring plan. The company has also decreased the amount of assets purchased to $910,994 at December 31, 2002 from $3.2 million at December 31, 2001 therefore causing overall depreciation to be less due to the decrease in our asset base.

        Amortization of Intangibles.    In connection with the acquisition of Stockpoint, during the quarter ended September 30, 2002, an independent valuation of the assets and liabilities acquired was finalized resulting in the identification of other intangible assets acquired. As a result, we have recognized approximately $198,000 in amortization expense during the year ended December 31, 2002 related to our customer list intangible. For the year ended December 31, 2003 we expect our amortization expense related to the Stockpoint acquisition to be approximately $475,000.

        In connection with the acquisition of Inlumen, we are in the process of obtaining an independent valuation of the assets and liabilities acquired, as well as identifying the intangible assets acquired in order to finalize the allocation of the purchase price of the transaction. The valuation will be finalized as soon as possible or within one year of the acquisition date. For the year ending December 31, 2003, we may incur additional amortization expense once we have identified intangible assets related to the acquisition.

        Stock-based Compensation.    In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation (income) expense of approximately $(189,000) and $881,000 for the years ended December 31, 2002 and 2001, respectively. Included in stock-based compensation expense for the year ended December 31, 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $1.2 million. This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the year, the Company reversed future amortization expense of approximately $1.9 million, included in the balance sheet as deferred compensation, against paid-in capital. As a percentage of revenue, stock-based compensation decreased to (1)% for the year ended December 31, 2002 from approximately 3% for the year ended December 31, 2001.

        Restructuring and Asset Abandonment.    The Company recognized approximately $2.5 million and $12.2 million in restructuring charges in 2002 and 2001, respectively. During June 2002, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included asset abandonment charges, the involuntary termination of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our data center and UK satellite office. As a consequence, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $5.0 million in operating expenses, including depreciation expense. However, there can be no assurance that such cost reductions can be realized or that the estimated costs of such actions will not change.

        In September 2002, management negotiated an early termination of a lease related to a facility previously restructured in 2001. This resulted in a reversal of previously recognized restructuring expense of approximately $2.2 million.

        We recorded an approximately $12.2 million charge to operations during the third quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-offs of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired.

        Other Income, Net.    Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $1.7 million for the year ended December 31, 2002, from approximately $3.3 million for the year ended December 31, 2001. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents, and investments in marketable securities. Additionally, in 2001 we recorded a $400,000 one-time charge for the impairment of certain cost basis investments. There were no such charges in the current year.

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

        Cost of Services.    Cost of services increased to $9.2 million for the year ended December 31, 2001, an increase of $3.3 million or 56% from $5.9 million for the year ended December 31, 2000. As a percentage of revenue, cost of services increased to approximately 30% for the year ended December 31, 2001 from approximately 27% for the year ended December 31, 2000. After adjusting for cost of services related to the acquisition of Stockpoint, of approximately $2.0 million, cost of services increased by $1.3 million to $7.2 million, an increase as a percentage of revenue over the prior year to 30% from 27%. The increase was primarily due to increases in certain payroll and related expenses, fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers.

        Research and Development.    Research and development expenses increased to $7.9 million for the year ended December 31, 2001, an increase of $1.5 million or 23%, from $6.4 million for the year ended December 31, 2000. As a percentage of revenue, research and development expenses decreased to approximately 25% for the year ended December 31, 2001 from approximately 29% for the year ended December 31, 2000. After adjusting for research and development expense related to the Stockpoint acquisition, of approximately $1.1 million, research and development increased slightly by $400,000 to $6.8 million, a slight decrease as a percentage of revenue over the prior year to 28% from 29%. The absolute dollar increase was due to an increase in direct personnel costs and further development of our Actrellis Integration server software suite and hosting platform.

        Sales and Marketing.    Sales and marketing expenses decreased to $14.5 million for the year ended December 31, 2001, a decrease of $6.3 million or 30%, from $20.8 million for the year ended December 31, 2000. As a percentage of revenue, sales and marketing expenses decreased to approximately 47% for the year ended December 31, 2001 from approximately 95% for the year ended December 31, 2000. After adjusting for the additional sales and marketing expense related to the Stockpoint acquisition, sales and marketing expense decreased to $12.8 million, a decrease as a percentage of revenue to 53% from 95% in the prior year. This decrease is attributable to a significant headcount reduction in our sales, marketing and information provider management departments and reductions in advertising, trade shows and other marketing related expenses. This offset an increase in commission expense that resulted from an increase in sales.

        General and Administrative.    General and administrative expenses increased to $13.1 million for the year ended December 31, 2001, an increase of $2.3 million or 21% from $10.8 for the year ended December 31, 2000. As a percentage of revenue, general and administrative expenses decreased to approximately 42% for the year ended December 31, 2001 from approximately 50% for the year ended December 31, 2000. After adjusting for general and administrative costs related to the acquisition of Stockpoint of approximately $600,000, our underlying general and administrative expenses increased to $12.5 million, an increase as a percentage of revenue to 52% from 50% in the prior year. The increase in general and administrative expenses was due to an increase in bad debt expense, certain professional fees including legal costs for failed merger and acquisition activity and an increase in corporate and franchise taxes.

        Depreciation Expense.    Depreciation expense increased to $5.5 million for the year ended December 31, 2001, an increase of $1.8 million or 50%, from $3.6 million for the year ended December 31, 2000. As a percentage of revenue depreciation expense increased to approximately 18% for the year ended December 31, 2001 from approximately 17% for the year ended December 31, 2000. The increase in depreciation expense as a percentage of revenue was due to the increase in our asset base in the year ended December 31, 2000. During 2000 we purchased $7.9 million of fixed assets that were depreciated for a full year in 2001. This was partially offset by the depreciation savings from the abandonment of $4.9 million of assets in our 2001 restructuring plan implemented in the quarter ended September 30, 2001.

        Restructuring and Asset Abandonment.    In July 2001 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of 74 employees, from sales and marketing, research and development and the general and administrative areas, as well as the consolidation of some of our leased office space, the closure of several of our offices, and asset abandonment charges. As a consequence, we recorded a $12.2 million charge to operations during the third quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired. We incurred no such restructuring charges for the year ended December 31, 2000.

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

        Other Income, Net.    Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest on capital leases. Other income, net, increased to $3.3 million for the year ended December 31, 2001, from $3.1 million for the year ended December 31, 2000. This net increase was due to an increase in interest income earned on higher balances, cash equivalents and investments in marketable securities, offset by a one-time charge for impaired investments and interest expense related to capital leases.

QUARTERLY OPERATING RESULTS

        The following table sets forth our unaudited quarterly operating results for the years ended December 31, 2002 and 2001. This information has been derived from our unaudited interim financial statements. In our opinion, this unaudited information has been prepared on a basis consistent with our audited financial statements elsewhere contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands except per share data)
Total revenue	$7,601	$6,701	$7,244	$9,405	$9,411	$8,902	$8,051	$8,203

Operating expenses:
Cost of services (excluding depreciation of $162, $259, $156, $227, $247, $229, $164 and $132 in the first quarter of 2001 through the fourth quarter of 2002, respectively, as shown below)	2,219	1,887	2,239	2,866	2,988	2,851	2,719	2,922
Research and development (excluding stock-based compensation of $(502), $229, $161, $236, $23, $(99), $(39) and $187 in the first quarter of 2001 through the fourth quarter of 2002, respectively, as shown below)	1,855	1,955	2,150	1,893	2,128	1,849	1,760	1,676
Sales and marketing (excludes stock-based compensation of $129, $430, $(473), $(196), $(734), $139, $(67) and $(266) in the first quarter of 2001 through the fourth quarter of 2002, respectively, as shown below)	4,320	3,670	3,145	3,377	3,116	2,413	1,973	1,551
General and administrative (excludes stock-based compensation of $270, $407, $485, $(296), $141, $141, $139 and $247 in the first quarter of 2001 through the fourth quarter of 2002, respectively, as shown below)	3,839	3,474	3,128	2,671	2,120	1,766	1,513	1,804
Depreciation and amortization	1,487	1,476	1,141	1,353	1,236	1,091	906	901
Stock-based compensation	(103)	1,066	173	(256)	(570)	181	33	167
Restructuring and asset abandonment	—	—	12,239	—	—	4,645	(2,183)	—

Total operating expenses	13,617	13,528	24,215	11,904	11,018	14,796	6,721	9,021

Operating income (loss)	(6,016)	(6,827)	(16,971)	(2,499)	(1,607)	(5,894)	1,330	(818)
Other income	1,407	1,038	213	607	604	385	340	328

Net income (loss)	(4,609)	(5,789)	(16,758)	(1,892)	(1,003)	(5,509)	1,670	(490)

Income (loss) attributable to common stockholders	($4,609)	($5,789)	($16,758)	($1,892)	($1,003)	($5,509)	$1,670	($490)

Basic net income (loss) per common share	(0.12)	(0.15)	(0.42)	(0.04)	(0.02)	(0.13)	0.04	(0.01)

Diluted net income (loss) per common share	(0.12)	(0.15)	(0.42)	(0.04)	(0.02)	(0.13)	0.04	(0.01)

Weighted-average number of shares used in computation of basic net loss per share	37,964	38,097	40,087	42,256	42,377	42,454	42,755	40,483

Weighted-average number of shares used in computation of diluted net loss per share	37,964	38,097	40,087	42,256	42,377	42,454	42,826	40,483

NET LOSS PER COMMON SHARE

        Basic net income (loss) per share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anit-dilutive. Dilution is computed by applying the "treasury stock" method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities included $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of December 31, 2002 and 2001, we had cash and cash equivalents and marketable securities of approximately $50.7 million and $64.1 million, respectively.

        We have commitments to make future payments under various lease agreements for computer and networking equipment and our facilities leases. Future commitments under these leases are as follows:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$2,757,670	$1,580,844	$1,176,826	—	—
Operating leases	$5,518,000	$1,478,000	$2,010,000	$1,244,000	$786,000

        We operate from leased premises in New York, satellite offices in San Francisco, Iowa, and Israel. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, were approximately $1.8 and $2.1 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, we negotiated a favorable buyout of one of our real estate leases for approximately $2.2 million. As a result of this buyout, we reduced our expected future minimum lease payment obligation by approximately $3.3 million. For the years ended December 31, 2002 and 2001, our capital expenditures were approximately $911,000 and $3.2 million, respectively. Capital expenditures were primarily for computers, hardware, software and professional services to design our new financial systems and networking equipment.

        As of December 31, 2002, our principal commitments consisted of obligations outstanding under a series of capital leases for computer and networking equipment and our facilities leases. In prior years, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $2.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each capital lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or approximately 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

        For the year ended December 31, 2002 the net cash used in operating activities was approximately $4.6 million. The net cash used in operating activities for the year ended December 31, 2002 resulted primarily from net losses of $5.3 million, a decrease in accounts payable and accrued expenses of approximately $1.0 million, a decrease in deferred revenue of approximately $3.4 million and a decrease in accrued restructuring and other expenses of approximately $3.7 million. This was offset by $7.0 million in net non-cash charges, a decrease in accounts receivable of approximately $1.2 million and a decrease in prepaid expenses and other assets of approximately $637,000.

        For the year ended December 31, 2001 the net cash used in operating activities was approximately $14.8 million. The net cash used in operating activities for the year ended December 31, 2001 resulted primarily from net losses of $29.0 million, a decrease in accounts payable and accrued expenses of approximately $4.2 million and a decrease in deferred revenue of approximately $352,000. This was offset by $12.8 million of net non-cash charges, a decrease in accounts receivable of approximately $1.2 million, a decrease in prepaid expense and other assets of approximately $321,000 and an increase in accrued restructuring and other expenses of approximately $4.5 million.

        For the year ended December 31, 2000 the net cash used in operating activities was approximately $17.7 million. The net cash used in operating activities for the year ended December 31, 2000 resulted primarily from net losses of approximately $40.1 million and an increase in accounts receivable of approximately $3.6 million. This was offset by approximately $22.2 of net non-cash charges, a decrease in prepaid expenses and other assets of approximately $967,000, an increase in accounts payable and accrued expenses of approximately $1.0 million and an increase in deferred revenue of $1.8 million.

        For the year ended December 31, 2002 the net cash provided by investing activities was approximately $9.3 million. The net cash provided by investing activities for the year ended December 31, 2002 resulted principally from the sale of marketable securities in order to fund operations of approximately $13.2 million, offset by approximately $2.4 million for the purchase of Inlumen, and approximately $512,000 for the withheld portion of purchase price and payment of exit costs associated with the acquisition of Stockpoint, and approximately $911,000 for the purchase of property and equipment.

        For the year ended December 31, 2001 the net cash used in investing activities was approximately $26.7 million. The net cash used in investing activities for the year ended December 31, 2001 resulted from the purchase of marketable securities of approximately $8.8 million and approximately $3.2 million for the purchase of property and equipment. In addition, the acquisition of Stockpoint resulted in a net cash outflow of approximately $14.6 million, consisting primarily of debt repayments, severance and other exit costs.

        For the year ended December 31, 2000 the net cash used in investing activities was approximately $47.7 million. The net cash used in investing activities for the year ended December 31, 2000 resulted from the purchase of marketable securities of approximately $39.8 million and approximately $7.9 million for the purchase of property and equipment.

        For the year ended December 31, 2002 the net cash used in financing activities was approximately $4.9 million. The net cash used in financing activities for the year ended December 31, 2002 was primarily from repayments of our capital lease obligations of approximately $2.4 million and approximately $3.2 million used for the repurchase of treasury stock offset by proceeds of approximately $633,000 from the exercise of stock options and from the issuance of common stock to employees through our employee stock purchase plan.

        For the year ended December 31, 2001 the net cash used in financing activities was approximately $1.8 million. The net cash used in financing activities for the year ended December 31, 2001 was primarily from repayments of our capital lease obligations of approximately $2.8 million, offset by proceeds of approximately $1.1 million from the exercise of stock options and from the issuance of common stock to employees through our employee stock purchase plan.

        For the year ended December 31, 2000 the net cash provided by financing activities was approximately $101.6 million. The net cash provided by financing activities for the year ended December 31, 2000 was primarily the result of net proceeds from the sale of convertible preferred stock of $46.2 million, the net proceeds from the sale of common stock upon completion of our initial public offering of $57.9 million and the proceeds of approximately $765,000 from the exercise of stock options and warrants. This was offset by repayments of our capital lease obligations of $2.2 million and payment for the repurchase of treasury stock for $1.0 million.

        We believe that our current cash and cash equivalents, and marketable securities will be sufficient to meet our operating expenses, for at least the next eighteen months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. Management is extremely focused on monitoring costs. If we undertake additional significant acquisitions or make significant strategic investments, we may need to raise additional funds at that time. We may also need to raise additional funds if competitive pressures force us to make unforeseen expenditures, such as to acquire or develop new technology. If we need to raise additional funds, we will likely do so through the issuance and sale of equity securities. If this were to occur, the percentage ownership of our stockholders could be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its business acquisitions (see Note 4 to the Notes of the Consolidated Financial Statements). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be evaluated at least annually and whenever events or circumstances indicate impairment may have occurred. Other identifiable intangible assets will continue to be amortized over their useful lives. The Company adopted this standard as of January 1, 2002 and ceased amortizing goodwill and indefinite lived intangibles as of this date.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company believes that the adoption of SFAS No. 143 will not have a material effect on its financial position and operating results.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of

Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position and operating results.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its financial position or operating results.

        In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 11 of the Notes to the Consolidated Financial Statements included herein.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company is required to adopt the disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial position and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity. We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

        Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have a significant amount of revenue or assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. We do not currently use derivative financial instruments. As of December 31, 2002, the effect of foreign exchange rate fluctuations were insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Pinnacor Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Pinnacor Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacor Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standard No. 142, "Goodwill And Other Intangible Assets", effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP New York, New York January 30, 2003

PINNACOR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,098,184	$15,189,440
Marketable securities	35,611,212	48,925,499
Accounts receivable, net of allowance for doubtful accounts of $619,762 and $1,130,000 as of December 31, 2002 and 2001, respectively	5,253,667	5,577,430
Prepaid expenses	1,142,691	1,402,467

Total current assets	57,105,754	71,094,836
PROPERTY AND EQUIPMENT — Net of accumulated depreciation and amortization	5,791,930	11,007,497
GOODWILL	34,874,692	34,063,396
OTHER INTANGIBLE ASSETS-Net of accumulated amortization	2,302,083	—
OTHER ASSETS	793,866	1,009,224

TOTAL ASSETS	$100,868,325	$117,174,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,610,897	$6,217,752
Accrued restructuring and other expenses	765,292	4,452,883
Deferred revenue	8,333,593	11,036,116
Current portion of capital lease obligations	1,576,174	2,138,723

Total current liabilities	15,285,956	23,845,474

NONCURRENT LIABILITIES:
Capital lease obligations, less current portion	1,181,496	1,857,707

Total liabilities	16,467,452	25,703,181

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 100,000,000 shares authorized and 44,848,386 and 43,901,678 issued and 40,539,207 and 42,350,139 outstanding at December 31, 2002 and 2001, respectively	448,484	439,017
Additional paid-in capital	225,121,104	225,455,188
Warrants	1,708,304	1,638,388
Deferred compensation	(118,233)	(1,822,393)
Treasury stock, 4,309,179 and 1,551,539 at December 31, 2002 and 2001, respectively, at cost	(4,146,680)	(968,738)
Accumulated deficit	(138,962,620)	(133,630,005)
Accumulated other comprehensive income	350,514	360,315

Total stockholders' equity	84,400,873	91,471,772

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,868,325	$117,174,953

See accompanying notes to consolidated financial statements.

PINNACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Years Ended December 31,
	2002	2001	2000
NET REVENUE	$34,566,480	$30,951,528	$21,864,750

OPERATING EXPENSES:
Cost of services (excluding depreciation of $771,649, $803,634, and $656,282 for the years ended December 31, 2002, 2001 and 2000, respectively, shown below)	11,480,269	9,210,844	5,901,953
Research and development (excluding stock-based compensation of $71,565, $123,784 and $1,967,477 for the years ended December 31, 2002, 2001 and 2000, respectively, shown below)	7,413,552	7,853,478	6,354,821
Sales and marketing (excluding stock-based compensation of ($927,904), ($110,042) and $4,379,818 for the years ended December 31, 2002, 2001 and 2000, respectively, shown below)	9,052,212	14,512,318	20,763,115
General and administrative (excluding stock-based compensation of $667,783, $866,888 and $11,228,342 for the years ended December 31, 2002, 2001 and 2000, respectively, shown below)	7,200,120	13,111,678	10,848,327
Depreciation and amortization	4,134,882	5,456,470	3,633,805
Restructuring and asset abandonment	2,462,744	12,239,202	—
Stock-based compensation	(188,556)	880,630	17,575,637

Total operating expenses	41,555,223	63,264,620	65,077,658

OPERATING LOSS	(6,988,743)	(32,313,092)	(43,212,908)

OTHER INCOME (EXPENSE):
Interest income	1,963,486	4,157,740	3,446,425
Interest expense	(307,358)	(493,539)	(377,683)
Impairment of investments	—	(399,987)	—

Total other income, net	1,656,128	3,264,214	3,068,742

NET LOSS	($5,332,615)	($29,048,878)	($40,144,166)
Deemed preferred stock dividends	—	—	(50,523,221)

LOSS APPLICABLE TO COMMON STOCKHOLDERS	($5,332,615)	($29,048,878)	($90,667,387)

Basic and diluted net loss per common share applicable to common stockholders	$(0.13)	$(0.73)	$(4.00)

Basic and diluted weighted-average number of shares of common stock outstanding	42,021,937	39,670,295	22,679,745

See accompanying notes to consolidated financial statements.

PINNACOR INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
								Treasury Stock
	Convertible Preferred Stock Series A
			Common Stock					Common Stock			Accumulated Other Comprehensive Income			Total Stockholders' Equity (Deficiency)
					Additional Paid-in Capital		Deferred Compensation			Accumulated Deficit			Comprehensive Loss
	Shares	Amount	Shares	Amount		Warrants		Shares	Amount
Balance, January 1, 2000	1,527,085	$15,271	14,040,600	$140,406	$22,820,644	$787,000	$(10,379,049)	1,565,079	$(19,311)	$(13,913,740)	$			$(548,779)
Issuance of stock options to employees					17,479,520		(17,479,520)							—
Warrant granted to sublessor						740,000								740,000
Exercise of warrant granted to sublessor			67,460	675	1,019,325	(740,000)		67,460	(1,000,000)					(720,000)
Exercise of stock options by employees			346,819	3,468	481,538									485,006
Warrant granted to advertising firm						102								102
Amortization of deferred compensation							17,402,137							17,402,137
Conversion of preferred stock -Series A, B, C	(1,527,085)	(15,271)	19,602,772	196,028	73,436,129									73,616,886
Preferred stock dividends					50,523,221					(50,523,221)				—
Initial public offering			5,481,700	54,817	57,884,153									57,938,970
Warrant granted to landlord						221,823								221,823
Issuance of stock from treasury stock					154,145			(31,000)	19,355					173,500
Comprehensive Loss
Net loss										(40,144,166)			$(40,144,166)	(40,144,166)
Unrealized gain on securities												30,184	30,184	30,184
Unrealized loss on foreign currency translation												(20,471)	(20,471)	(20,471)

Comprehensive loss													$(40,134,453)

Balance, December 31, 2000	—	—	39,539,351	395,394	223,798,675	1,008,925	(10,456,432)	(1,601,539)	(999,956)	(104,581,127)		9,713		109,175,192
Issuance of stock from treasury stock					118,633			50,000	31,218					149,851
Amortization of deferred compensation					(7,903,259)		8,634,039							730,780
Common stock issued for acquisition of Stockpoint			3,725,735	37,257	8,382,904									8,420,161
Warrants issued for acquisition of Stockpoint						629,463								629,463
Exercise of stock options by employees			457,253	4,572	639,925									644,497
Issuance of common stock to employees through employee stock purchase plan			179,339	1,794	418,310									420,104
Net loss										(29,048,878)			$(29,048,878)	(29,048,878)
Unrealized gain on securities												286,220	286,220	286,220
Unrealized gain on foreign currency translation												64,382	64,382	64,382

Comprehensive loss:													$(28,698,276)	—

Balance, December 31, 2001	—	—	43,901,678	439,017	225,455,188	1,638,388	(1,822,393)	(1,551,539)	(968,738)	(133,630,005)		360,315		91,471,772
Exercise of stock options by employees			409,346	4,093	483,314									487,407
Issuance of common stock to employees through employee stock purchase plan			123,387	1,234	143,874									145,108
Amortization of deferred compensation					(1,892,716)		1,704,160							(188,556)
Additional warrants issued for acquisition of Stockpoint						69,916								69,916
Additional common stock issued for acquisition of Stockpoint			413,975	4,140	931,444									935,584
Shares repurchased in stock buyback program								(56,900)	(72,091)					(72,091)
Shares repurchased from estate of board member								(2,700,740)	(3,105,851)					(3,105,851)
Net loss										(5,332,615)			$(5,332,615)	(5,332,615)
Unrealized loss on securities												(62,881)	(62,881)	(62,881)
Unrealized gain on foreign currency translation												53,080	53,080	53,080

Comprehensive loss:													$(5,342,416)	—

Balance, December 31, 2002	—	$—	44,848,386	$448,484	$225,121,104	$1,708,304	$(118,233)	(4,309,179)	$(4,146,680)	$(138,962,620)		$350,514		$84,400,873

See accompanying notes to consolidated financial statements.

PINNACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,332,615)	$(29,048,878)	$(40,144,166)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,134,882	5,456,470	3,633,805
Provision for bad debts	(522,175)	(20,000)	1,011,198
Stock-based compensation	(188,556)	730,780	17,402,137
Stock/warrants issued for services	—	149,850	173,500
Non-cash portion of restructuring charge	3,552,820	6,111,276	—
Impairment of investments	—	399,987	—
Changes in operating assets and liabilities:
Decrease (increase) in account receivable	1,157,717	1,184,605	(3,580,341)
Decrease in prepaid expenses and other assets	637,066	320,680	967,262
(Decrease) increase in accounts payable and accrued expenses	(999,984)	(4,150,262)	1,007,526
(Decrease) increase in deferred revenue	(3,362,043)	(351,871)	1,810,666
(Decrease) increase in accrued restructuring expenses	(3,687,591)	4,452,883	—

Net cash used in operating activities	(4,610,479)	(14,764,480)	(17,718,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash received	(2,437,010)	(7,846,632)	—
Payment for debt of business acquired	—	(5,900,000)	—
Payment of severance and other exit costs related to Stockpoint acquisition	(405,935)	(881,810)	—
Purchase of property and equipment	(910,994)	(3,208,964)	(7,886,702)
Sale of investments and marketable securities	13,195,567	—	—
Purchase of investments and marketable securities	—	(8,819,301)	(39,839,794)
Payment of consideration withheld relating to Stockpoint acquisition	(105,640)	—	—

Net cash provided by (used in) investing activities	9,335,988	(26,656,707)	(47,726,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(2,380,257)	(2,823,452)	(2,238,215)
Payments for the repurchase of treasury stock	(3,177,942)	—	(1,000,000)
Proceeds from the issuance of Series C Preferred Stock, net	—	—	46,183,048
Proceeds from the issuance of common stock upon completion of IPO	—	—	57,938,970
Proceeds from exercise of warrants and stock options	487,406	644,497	765,006
Proceeds from issuance of common stock to employees through employee stock purchase plan	145,109	420,104	—

Net cash (used in) provided by financing activities	(4,925,684)	(1,758,851)	101,648,809

Effect of exchange rate changes on cash and cash equivalents	108,919	64,382	(20,471)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91,256)	(43,115,656)	36,183,429
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,189,440	58,305,096	22,121,667

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,098,184	$15,189,440	$58,305,096

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes are as follows:
Interest	$307,372	$493,539	$377,682
Income taxes	$—	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease arrangements	$1,060,137	$598,589	$7,026,242
Warrants issued for common stock to sublessor in connection with new lease	$—	$—	$740,000
Warrant issued to lessor in connection with lease	$—	$—	$221,823
Common stock grants issued to board members	$—	$149,850	$168,750
Common stock donated to University	$—	$—	$4,750
ACQUISITION OF BUSINESSES:
Fair value of assets acquired, net of cash received of $66,208 and $675,829, respectively	$3,152,745	$38,081,605	$—
Fair value of liabilities assumed	(537,668)	(14,131,647)	—

Purchase price, net of cash received	2,615,077	23,949,958	—
Debt assumed	—	(5,900,000)	—
Fair value of equity instruments issued	—	(9,049,623)	—
Consideration withheld	—	(1,111,154)	—
Accrued transaction costs	(178,067)	(42,549)	—

Payment for businesses acquired, net of cash received of $66,208 and $675,829, respectively	$2,437,010	$7,846,632	$—

See accompanying notes to consolidated financial statements.

Pinnacor Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001, and 2000

1. ORGANIZATION AND NATURE OF BUSINESS

        Effective October 29, 2002, ScreamingMedia, Inc. changed its name to Pinnacor Inc ("Pinnacor" or "the Company"). ScreamingMedia, Inc. was incorporated in the state of Delaware on January 22, 1999, for the purpose of reincorporating The InteractiveConnection, Inc. ("Interactive"), a corporation incorporated in the state of New York on August 16, 1993. On January 28, 1999, a merger took place between these two companies with ScreamingMedia, Inc. being the surviving corporation. The merger was treated as if it were a pooling of interests.

        On November 20, 2002, Broad Acquisition Corp., a wholly-owned subsidiary of Pinnacor Inc. completed the acquisition of the operating assets of Inlumen, Inc. (Inlumen) a Delaware corporation. (See note 4). On August 21, 2001, Pinnacor acquired Stockpoint, Inc. (Stockpoint) pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary. This acquisition provided expanded financial services product offerings. Stockpoint is a provider of global online and wireless investment tools and financial market information. (See note 4).

        Pinnacor Inc. is an outsourced provider of information and analytical applications to financial services companies and global corporations. We deliver information-based applications and tools as well as customized data and news packages that help businesses cost-effectively serve their external or internal clients. Pinnacor's solutions include market data and investment analysis tools for financial services firms; critical business information for the enterprise; and personalized portal applications and messaging services for wireless carriers and ISPs.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

        Basis of Presentation and Principles of Consolidation    The consolidated financial statements include the accounts of Pinnacor Inc. (collectively, the "Company") and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Reclassifications    Certain prior year amounts have been reclassified to conform to the 2002 presentation.

        Cash and Cash Equivalents    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Marketable Securities    Marketable securities consist of corporate notes and bonds with a maturity date greater than three months when purchased. Management has classified Pinnacor's marketable securities as available-for-sale securities in the accompanying consolidated financial statements.

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

        Property and Equipment and Related Depreciation and Amortization    Property and equipment are stated at cost, and in the case of equipment under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to nine years, or, in the case of leasehold improvements, the lease term, if shorter. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

        Goodwill    Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002.

        SFAS 141 requires that all business combinations subsequent to June 30, 2001, be accounted for using the purchase method of accounting.

        SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess (see Note 12).

        Impairment of Long-Lived Assets    The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of the long-lived assets in relation to the future undiscounted future cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the carrying value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. The Company determined that, as of December 31, 2002 and 2001, there had been no impairment in the carrying value of long-lived assets.

        Costs of Computer Software Developed or Obtained for Internal Use    Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of December 31, 2002, the Company had capitalized a total of approximately $2,227,000 of internal development and software purchase costs relating to web-site development and the Company's proprietary content engine which were incurred during the application development stage. These costs were fully depreciated as of December 31, 2002.

        Software Capitalization for Software Sold Externally:    Prior to 2002, the Company had developed internal use software to provide their products to customers through our ASP model. During 2002, management decided to market its internal use software as "Actrellis", a standalone product. The Company sold an insignificant amount of Actrellis software during 2002.

        The Company had developed its internal use software predecessor to Actrellis prior to the issuance of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires certain costs attributable to internally developed software to be capitalized in the application development stage. Since the application development of the software predecessor occurred prior to the issuance of SOP 98-1, no amounts related to this software have been capitalized to date.

        During 2002, the Company accounted for its costs related to Actrellis using the guidance of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". SFAS No. 86 requires that software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company's software was released soon after technological feasibility was established. Costs subsequent to achieving technological feasibility under SFAS No. 86 were insignificant.

        Deferred Revenues    Deferred revenues represents amounts billed in excess of revenues recognized. (See revenue recognition below.) Included in accounts receivable are amounts due (under contract) relating to deferred revenues.

        Revenue Recognition    The Company's income is derived primarily from its services and related fees and is principally recognized ratably, over the term of the contract, as services are provided. Pursuant to Staff Accounting Bulletin (SAB) 101, the Company recognizes revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred, and the collection of the resulting receivable is probable. The Company also enters into multiple element arrangements whereby it earns revenue from a combination of services. Revenue from each element is recorded when the following conditions exist: (1) the product or service provided represents a separate earnings process; (2) revenue is allocated among the elements based on the fair value of the elements and; (3) the undelivered elements are not essential to the functionality of a delivered element. If the conditions for each element described above do not exist, revenue is recognized as earned using revenue recognition principles in accordance with SAB 101. The Securities and Exchange Commission ("SEC") has recognized the diversity in practice in accounting for multiple element arrangements and the complexity of these arrangements and had asked the Emerging Issues Task Force ("EITF") to provide additional accounting guidance on those transactions. In November 2002, the Task Force reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". The Task Force indicated that the guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and results of operations.

        During 2002, we sold our software as a standalone product and have recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). During the year ended December 31, 2002, we did not recognize a significant amount of revenue under SOP 97-2. We also sold software that required significant customization to implement and we recognized the revenue over the life of the applicable contracts in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts" (SOP 81-1). During the year ended December 31, 2002, we did not recognize a significant amount of revenue under SOP 81-1.

        Advertising Costs    The costs of advertising are expensed as incurred.

        Income Taxes    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes are based on factors other than income.

        Foreign Currency Translation    The functional currency of the Company's wholly-owned subsidiaries in the UK is the local currency. Accordingly, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net loss.

        Comprehensive Income (Loss)    The Company reports other comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that in addition to net income (loss), a company should report other comprehensive income (loss) consisting of gains and losses which bypass the traditional income statement and are recorded directly into stockholders' equity (deficiency) on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company's investments in marketable securities. Comprehensive loss was $5.3 million, $28.7 million, and $40.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        Segments    The Company operates in one principal business segment, an outsourced provider of information and analytical applications to financial services companies and global corporations. Substantially all of the Company's material operating results and identifiable assets are in the United States. In 2002, 2001, and 2000, no customer accounted for more than 10% of net revenue.

        Net Loss Per Common Share    Basic net loss per share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share has not been presented since the impact of options, warrants and the conversion of preferred shares would have been antidilutive (see "Stock-based Compensation" and notes 13, 14, and 15).

        Fair Value of Financial Instruments    The Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment. Marketable securities are recorded at market value.

        Derivatives    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001 and because the Company does not currently utilize derivatives, the impact of the adoption was not material to the Company's financial statements.

        Stock-Based Compensation    At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Stock-based employee compensation cost is calculated when certain options were granted under those plans with exercise prices below the fair market value to the market value of the underlying common stock on the date of grant. Stock-based compensation is deferred and amortized to expense generally over the vesting period of such option grants.

        SFAS No. 123, "Accounting for Stock-Based Compensation," provides for a fair value based method of accounting for employee options and options granted to non-employees and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

        The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	December 31,
	2002	2001	2000
Net loss applicable to common stockholders—as reported	$(5,332,615)	$(29,048,878)	$(90,667,387)
Add: Stock-based employee compensation expenses included in reported net loss	(188,556)	880,630	17,575,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,912,545)	(2,279,242)	(22,933,320)

Net loss applicable to common stockholders—pro forma	$(7,433,716)	$(30,447,490)	$(96,025,070)

Earnings per share:
Net loss per common share—as reported	$(0.18)	$(0.73)	$(4.00)

Net loss per common share—pro forma	$(0.19)	$(0.77)	$(4.23)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	3.80%	4.50%	6.00%
Expected lives	5	5	3–5
Expected Volatility	100.00%	146.00%	50.00%–80.00%
Expected Dividend Yield	0.00%	0.00%	0.00%

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has applied the provisions of SFAS No. 141 to its business acquisitions (see Note 4). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be evaluated at least annually and whenever events or circumstances indicate impairment may have occurred. Other identifiable intangible assets will continue to be amortized over their useful lives. The Company adopted this standard as of January 1, 2002 and ceased amortizing goodwill and indefinite lived intangibles as of this date.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company believes that the adoption of SFAS No. 143 will not have a material effect on its financial position and operating results.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends ARB No. 51, "Consolidated Financial Statements", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. The Company has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position and operating results.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that adoption of SFAS No. 146 will not have a material effect on its financial position and operating results.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information relating to guarantees in Note 11 of the Notes to the Consolidated Financial Statements included herein.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company is required to adopt the disclosure provisions of SFAS No. 148 as of December 31, 2002 (see note 2). The adoption of SFAS No. 148 did not have a significant impact on the Company's financial position and results of operations.

4. ACQUISITIONS

        On November 20, 2002, (the "Acquisition Date") the Company's wholly-owned subsidiary, Broad Acquisition Corp. completed the acquisition of the operating assets of Inlumen, Inc., ("Inlumen") a Delaware corporation. The Company has accounted for the combination with Inlumen as a purchase business combination in accordance with SFAS No. 141. Inlumen is a provider of online financial applications, investment analysis tools and market information.

4. ACQUISITIONS (Continued)

        The results of Inlumen's operations have been included in the Company's consolidated statement of operations since the Acquisition Date.

        The total purchase price was approximately $2.6 million which consisted of approximately $2.4 million cash paid, net of cash received of approximately $66,000 and $188,000 in acquisition expenses. Included in the $2.6 million of cash paid and pursuant to the purchase agreement, approximately $500,000 was placed in escrow for possible future purchase price adjustments. The Company funded the acquisition through the use of its cash and cash equivalents.

        The Company is in the process of obtaining an independent valuation of the assets and liabilities it has acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. The following table summarizes management's preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date.

Current assets	$473,711
Property and equipment	414,087
Goodwill and other intangible assets	2,264,946

Total assets acquired	3,152,744
Liabilities assumed	(537,667)

Total purchase price	$(2,615,077)

        On August 21, 2001, (the "Merger Date") Pinnacor Inc. (the "Company"), acquired Stockpoint, Inc. ("Stockpoint") pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary (the "Merger"). The Company has accounted for the combination with Stockpoint as a purchase business combination under SFAS No. 141. Stockpoint is a provider of online financial applications, investment analysis tools and market information. As a result of the acquisition, the Company has strengthened its offerings to the financial services industry, a key client sector. It also expects to reduce costs through economies of scale.

        The results of Stockpoint's operations have been included in the Company's consolidated statement of operations since the Merger Date.

        The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4.1 million shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of Pinnacor's common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at approximately $699,000 using the Black-Scholes Pricing Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a Company stock price of $2.26, and Stockpoint debt of approximately $6.2 million paid off at the Merger Date. As part of the approximate $24.6 million purchase price agreed to and in addition to the aforementioned items, the Company paid approximately $5.9 million in other assumed debt subsequent to the Merger Date that was directly attributable to this transaction. Pursuant to the merger agreement, the Company withheld ten percent of the consideration agreed to be paid to Stockpoint's equity holders, totaling approximately $1.1 million in cash, common stock and warrants for possible future purchase price adjustments. This holdback amount had not been placed in escrow and such withheld common shares and warrants have been issued in full during 2002. In addition, the Company incurred approximately $1.4 million in acquisition expenses. The Company funded the acquisition through the use of its cash and cash equivalents. The Company obtained an independent valuation of the assets (including other intangibles) and liabilities it has acquired and finalized its allocation of the purchase price of the transaction during the third quarter ended September 30, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash	$675,829
Current assets	3,166,819
Property and equipment	1,222,546
Other intangible assets	2,500,000
Goodwill	31,192,240

Total assets acquired	38,757,434
Current liabilities	(14,131,647)

Total purchase price	$(24,625,787)

        Additionally, in connection with this acquisition, the Company recorded exit costs of $1,417,506 to exit certain Stockpoint activities. Of this amount, $1,287,745 was paid and $129,497 remains unpaid as of December 31, 2002. Such costs primarily relate to employee terminations and lease terminations and have been recorded as additions to goodwill.

        The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. The Trade Name is an indefinite lived intangible and is not amortized, but rather reviewed annually (or more frequently if impairment indicators arise) for impairment. The Customer List is being amortized on a straight—line basis over 4 years.

        The unaudited pro forma information below represents the consolidated results of operations as if the acquisition of Inlumen occurred on January 1, 2001 and the merger with Stockpoint occurred as of January 1, 2000. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition of

Inlumen occurred as of January 1, 2001 or the merger with Stockpoint occurred as of January 1, 2000, nor is it necessarily indicative of future results.

	For the Year Ended December 31,
	2002 (000's) Pinnacor/Inlumen	2001 (000's) Pinnacor/Stockpoint	2001 (000's) Pinnacor/Stockpoint/Inlumen	2000 (000's) Pinnacor/Stockpoint
Net revenue	$38,954	$44,002	$52,081	$38,456

Net loss applicable to common stockholders	$(9,872)	$(31,986)	$(39,352)	$(48,080)

Net loss attributable to common stockholders	$(9,872)	$(31,986)	$(39,352)	$(99,015)

Pro forma basic net loss per common share	$(0.23)	$(0.76)	(0.94)	$(3.75)

Weighted-average number of shares of common stock outstanding	42,022	42,008	42,008	26,405

5. RESTRUCTURING AND ASSET ABANDONMENT

        During the year ended December 31, 2002, we recorded a restructuring and asset abandonment charge of $2.4 million. This charge consisted of two components (1) the reversal of accrued lease payments of $2.2 million upon settlement of a property previously restructured in 2001 and (2) a $4.6 million restructuring and asset abandonment charge related to management's current year restructuring plan.

        The following table summarizes the components of the Company's 2002 restructuring and asset abandonment charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at December 31, 2002
Facility shutdowns	$520,430	$120,423	$7,796	$392,211
Workforce reductions	699,354	699,354	—	—
Asset abandonment charges	3,425,560	—	3,425,560	—

	$4,645,344	$819,777	$3,433,356	$392,211

        In September 2002, our management negotiated an early termination of a lease related to a facility previously restructured in 2001. The negotiated terms included a cash payment of approximately $690,000, paid during 2002, and the forfeiture of a $128,000 security deposit. This resulted in a reversal of previously recognized restructuring expense of approximately $2.2 million.

        During the quarter ended June 30, 2002, we recorded a $4.6 million restructuring and asset abandonment charge. This charge consisted of $3.4 million of asset abandonment charges, workforce reduction costs of approximately $700,000, and the shutdown or other rationalization of certain sales facilities and a data center of approximately $520,000. The 2002 Plan was materially completed as of December 31, 2002.

        Rationalization entails the consolidation, shutdown or movement of facilities to achieve more efficient operations. Two locations, a sales office in Europe and a data center in the United States, were affected by these actions. Facility shutdown charges consisted of approximately $520,000 of lease cancellation payments through June 2005.

        The workforce reduction charge of $700,000 included involuntary employee separation costs for 34 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations.

        As of December 31, 2002, all of the planned employee eliminations were completed. Cash severance payments of approximately $700,000 were made during the fiscal year ended December 31, 2002.

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

        The following table summarizes the components of the Company's 2001 restructuring charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at December 31, 2002
Facility shutdowns	$6,028,201	$3,110,322	$2,544,798	$373,081
Workforce reductions	1,297,019	1,297,019	—	—
Asset abandonment charges	4,913,982	—	4,913,982	—

	$12,239,202	$4,407,341	$7,458,780	$373,081

        During fiscal year 2001, we recorded a $12.2 million restructuring charge. This charge consisted of $6.0 million for the shutdown or other rationalization of certain sales facilities, workforce reduction costs of $1.3 million and asset impairment charges of $4.9 million. The 2001 Plan was materially completed at the end of fiscal year 2001.

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

        The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. All of the planned employee eliminations were completed as of December 31, 2002. Cash severance payments of approximately $975,000 and $322,000 were made during the year ended December 31, 2001 and the year ended December 31, 2002, respectively.

        The $4.9 million asset abandonment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

6. PROVISION FOR IMPAIRMENT OF INVESTMENTS

        During the third quarter of 2001, the Company wrote off approximately $400,000 as an impairment charge equal to the difference between the carrying value and the estimated values of certain of our long-term investments accounted for under the cost basis. The impairment charge is related to an other than temporary decline in their carrying value. There was no impairment charge for the year ended December 31, 2002.

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

8. MARKETABLE SECURITIES

        Marketable securities investments as of December 31, 2002 and 2001 consist of the following:

	December 31, 2002
	Cost	Unrealized Holding Gains	Fair Value
Corporate Notes and Bonds	$35,357,690	$253,522	$35,611,212

	Cost	Fair Value
Due within one year	$12,967,651	$13,050,079
Due after one year through five years	22,390,039	22,561,133

Total marketable securities	$35,357,690	$35,611,212

	December 31, 2001
	Cost	Unrealized Holding Gains	Fair Value
Corporate Notes and Bonds	$48,609,095	$316,404	$48,925,499

	Cost	Fair Value
Due within one year	$27,776,292	$27,893,302
Due after one year through five years	20,832,803	21,032,197

Total marketable securities	$48,609,095	$48,925,499

        Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity as of December 31, 2002 and December 31, 2001. The Company does not hold these securities for speculative or trading purposes.

9. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment are as follows:

	December 31,
	2002	2001
Software and computer equipment, including assets under capital leases	$12,027,310	$14,418,891
Leasehold improvements	601,201	1,791,274
Office furniture and equipment	1,698,468	2,123,251

	14,326,979	18,333,416
Less: accumulated depreciation and amortization	8,535,049	7,325,919

Property and equipment, net	$5,791,930	$11,007,497

        Depreciation expense (including assets under capital leases) charged to expense was approximately $4.0, $5.5 and $3.6 million for the years ended December 31, 2002, 2001 and 2000 respectively.

10.    INCOME TAXES

        No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2002, the Company had net operating loss carryforwards ("NOLs") of approximately $74.9 million, which will be available to reduce future taxable income. There may be some limitation on the use of these NOLs under the Internal Revenue Code Section 382 ownership change rules. The NOLs are expected to expire in the following years (in thousands):

Years Ending December 31,
2008	$1,175
2009	1,265
2010	1,956
2011	2,356
2012	3,349
2018	3,007
2019	11,221
2020	23,368
2021	21,664
2022	5,545

$74,906

        In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

	December 31,
	2002	2001
Deferred tax assets	$(45,153,000)	$(47,437,900)
Less valuation allowance	(45,153,000)	(47,437,900)

Net deferred taxes	$—	$—

        The Company's NOLs primarily generated the deferred tax assets. At December 31, 2002 and 2001, a valuation allowance was provided as the realization of the deferred tax benefits is not likely.

        The effective tax rate varies from the U.S. Federal statutory tax rate for the years ended December 31 2002, principally due to the following:

	2002	2001	2000
U.S. Federal statutory tax	34%	34%	35%
State and local taxes	8	10	12
Valuation allowance	(42)	(44)	(47)

Effective tax rate	—%	—%	—%

11.    COMMITMENTS

        Office Leases    The Company leases office space in New York, Miami, San Francisco, Iowa and London under non-cancelable operating leases expiring on various dates through March 31, 2009. These leases contain provisions for escalations due to increases in real estate taxes and operating costs.

        The leases for our offices in Miami and London are no longer in use by the Company. The costs associated with these leases have been restructured as part of our 2002 and 2001 restructuring and asset abandonment charges, but the Company has remaining lease commitments as of December 31, 2002.

        The following schedule reflects future required minimum lease payments at December 31, 2002, excluding the anticipated receipt of sublease income of approximately $223,000, $225,000 and $133,000 in 2003 through 2005, respectively.

Years Ending December 31,
2003	$1,478,000
2004	1,191,000
2005	819,000
2006	615,000
2007	629,000
Thereafter	786,000

Total	$5,518,000

        Rent expense under these leases was $1,370,129, $2,060,902 and $1,329,029 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Equipment Leases    Fixed assets included assets acquired under capital leases of $8,821,139, $7,761,002 and $7,026,242 at December 31, 2002, 2001 and 2000, respectively. The related accumulated amortization was approximately $1,645,187, $1,524,966 and $1,358,344 as of December 31, 2002, 2001 and 2000, respectively.

        The Company is a lessee under several capital lease agreements expiring through 2005 with third parties for certain equipment. Future minimum lease payments under non-cancelable capital leases, together with the present value of the net minimum payments as of December 31, 2002, are as follows:

Year Ending December 31,	Amount
2003	$1,752,195
2004	1,035,247
2005	223,788

Total minimum lease payments	3,011,230
Less: amount representing interest	253,560

Present value of minimum capital lease payments	2,757,670
Less: current portion	1,576,174

Long-term capitalized lease obligations	$1,181,496

        The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 3.29% to 31.92% per annum as of December 31, 2002.

        Letter of Credit A financial institution has extended a $2.6 million irrevocable standby letter of credit to the Company as collateral in a leasing arrangement. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

        Indemnification    In the normal course of business, the Company enters into contracts in which it makes representations and warranties that the Company has the right to license the products and services that it licenses to customers, and that its products and services will not infringe on any third-parties intellectual property rights. Historically, there have been no material losses related to such warranties.

12.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and indefinite lived intangible assets are no longer amortized but instead are assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, the Company tested goodwill for impairment and has determined that no impairment exists at January 1, 2002.

        The Company operates in two reporting units, Financial Services and Business Information, under one principal business segment, for purposes of evaluating the recoverability of goodwill.

        The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows:

Balance as of December 31, 2000	$—
Goodwill acquired as a result of the Stockpoint acquisition	34,063,396

Balance as of December 31, 2001	34,063,396
Additional transaction costs related to the Stockpoint acquisition	22,730
Purchase price allocation adjustments related to liabilities acquired in the Stockpoint acquisition	912,620
Fair market value study adjustment- property and equipment related to Stockpoint acquisition	111,000
Fair market value study adjustment — identified intangible assets related to Stockpoint acquisition	(2,500,000)
Goodwill acquired as a result of the Inlumen transaction	2,264,946

Balance as of December 31, 2002	$34,874,692

        Goodwill at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Stockpoint acquisition	$32,609,746	$34,063,396
Inlumen acquisition	2,264,946	—

	$34,874,692	$34,063,396

        At December 31, 2002 other intangible assets identified from the acquisition of Stockpoint consisted of the Customer List which is being amortized over four years with amortization expense being recorded in depreciation and amortization. In addition, the Trade Name which has an indefinite life is not being amortized, but instead will be assessed for impairment at least annually. The Company had no other intangible assets as of December 31, 2001. The Company is in the process of obtaining an independent valuation and identifying the intangible assets it has acquired from the acquisition of the operating assets of Inlumen. The Company will finalize its valuation as soon as possible or within one year of the acquisition date.

The Company's intangible assets and accumulated amortization consist of the following as of December 31, 2002:

	Gross Carrying Value	Accumulated Amortization
Amortized Intangible Assets
Customer List	$1,900,000	$197,917
Unamortized Intangible Assets
Trade Name	$600,000	$—

        Amortization charged to expense was approximately $198,000 and $0 for the years ended December 31, 2002 and 2001, respectively.

        At December 31, 2002, estimated amortization expense for other intangible assets for the next five years is as follows

Year	Estimated Amortization Expense:
2003	$475,000
2004	$475,000
2005	$475,000
2006	$277,000
2007	$—

        Due to certain conditions, the Company re-evaluated the carrying value of goodwill and indefinite lived intangible assets under SFAS No. 142 as of December 31, 2002 and as a result of this impairment test determined that these assets were not impaired. Impairment tests will be conducted annually in April, or sooner if circumstances indicate an impairment may have taken place.

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

14. STOCKHOLDERS' EQUITY (DEFICIENCY)

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

        Stock Splits    On July 17, 2000, the Board of Directors of the Company and the Company's stockholders approved a one for 1.26 reverse stock split. On December 22, 1999, the Board of Directors of the Company approved a 100% stock dividend (two for one stock split). Additionally, on April 11, 2000, the Company effected a 1.7 for one stock split. As a result of such stock splits, one share of Series A Preferred Stock or Series B Preferred Stock became convertible into 2.6984 shares of common stock. The Company's financial statements have been retroactively adjusted to show the effect of these stock splits for all periods presented.

        Common Stock    On August 2, 2000, the Company completed an initial public offering that, after inclusion of the exercise of the 481,700 share underwriter's over-allotment, resulted in the issuance of 5,481,700 shares of common stock. Simultaneously with the consummation of the initial public offering, each outstanding share of Series A, Series B and Series C Convertible Preferred Stock automatically converted into common stock, resulting in an additional 19,602,785 shares of common stock. Additionally, 8,836,976 shares of common stock are reserved for the employee stock purchase plan and the Company's stock option plans at December 31, 2002.

        On August 21, 2001, in connection with the acquisition of Stockpoint, the Company issued 3,725,735 shares of common stock valued at $8.4 million based on the average closing market price of Pinnacor's common shares at the time of acquisition. In addition, 413,975 shares were issued during the third quarter of 2002 upon final settlement of the transaction.

        Preferred Stock    The Company is authorized to issue up to 20,000,000 shares of preferred stock.

        In March and April 1999, the Company issued 1,527,085 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") through a private placement, in consideration of gross proceeds to the Company of $5,500,000. The outstanding shares of the Series A Convertible Preferred Stock were automatically converted into 4,120,686 shares of common stock upon completion of the initial public offering on August 2, 2000.

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

        Treasury Stock    At December 31, 1999 common treasury stock was comprised of 1,565,079 shares of common stock with a cost basis of $19,311. At January 1, 1999 preferred treasury stock consisted of 380,000 shares of preferred stock with a cost basis of $12,652. In January 1999, pursuant to the reorganization of the Company, the 380,000 shares of preferred stock held in treasury were converted to 1,025,397 shares of common stock held in treasury. There are no preferred shares of treasury stock at December 31, 1999.

        During the fiscal year 2000, the Company issued 30,000 shares of common stock from shares held in treasury stock to a board member and recorded compensation expense of $168,750 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of issuance. In addition, during fiscal year 2000 the Company donated 1,000 shares of common stock to an educational institution, which was valued at $4,750, the fair value of the stock at the time of issuance.

        During the fiscal year 2001, the Company issued a total of 50,000 shares of common stock from shares held in treasury stock to several board members and recorded compensation expense of $149,851 in connection with such grants. Such compensation expense equaled the fair value of the stock at the time of issuance.

        During the fiscal year 2002, the Board of Directors authorized a stock buy-back program to repurchase up to 2.0 million shares of the Company's common stock. As of December 31, 2002, approximately 57,000 shares had been repurchased for approximately $72,000 in connection with the buy-back program.

        During the fiscal year 2002, the Board of Directors authorized the Company to repurchase 2,700,740 shares from the estate of a former board member at a price of $1.15 per share for a total purchase price of approximately $3.1 million. The purchase price was below the closing fair market value of the Company's common stock on the date of purchase. The repurchase was completed as of December 31, 2002.

        Warrants    In June 1999, in connection with legal services provided, the Company issued a warrant to purchase up to 19,275 shares of Common Stock at an exercise price of $2.60 per share. The warrant was valued at $50,000, using the Black-Scholes options pricing model with the following assumptions:

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

        On February 4, 2000, the Company entered into an agreement with another tenant with contiguous space in the building to sublease the space with consent of the landlord. The lease expires on January 31, 2009, and results in additional straight line rent expense of $513,000 per year. The Company issued a warrant to the tenant allowing the tenant the right to purchase 67,460 shares of the Company's common stock at an exercise price of $4.15 per share. In addition, the tenant received the right to require the Company to buy back the warrant, or stock if the warrant was exercised, at $10.67 per share. The fair value of the common stock at the issuance date of the warrant was $14.82 per share. The value of the warrant was determined to be $740,000; such value was derived by using the Black-Scholes option pricing model. The value of the warrant was initially amortized ratably over the life of the additional space until September 2001 when the remaining unamortized balance of $596,111 was charged to expense as part of the Company's restructuring and asset abandonment charge.

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

        On July 14, 2000, the Company entered into a lease modification agreement whereby it leased additional space from its primary landlord through March 2009. In connection with such lease, the Company granted the landlord a warrant to purchase 79,365 shares of Common Stock at an exercise price of $12.60 per share. The warrant may be exercised at any time prior to July 14, 2003. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The fair value at the time of issuance was $12.00 per share. The value of the warrant has been determined to be $221,823. Such value was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 80%, a risk free interest rate of 5.32% and an expected life of seven months. The value of the warrant was initially amortized ratably over the life of the additional space until September 2001 when the remaining unamortized balance of $198,405 was charged to expense as part of the Company's restructuring and asset abandonment charge.

        On August 21, 2001 in connection with the acquisition of Stockpoint, the Company issued warrants for 326,033 shares of common stock with an exercise price of $6.00 each valued at $629,463. The warrants may be exercised at any time prior to August 21, 2006. The exercise price and the number and type of securities for which the warrant is exercisable are subject to adjustment in the event the Company issues any stock dividends, combines or splits its Common Stock or issues rights to acquire Common Stock under certain circumstances. The value of the warrants was derived by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, a volatility factor of 146%, a risk free interest rate of 4.5% and expected lives of five years. In addition, warrants for 36,000 shares valued at approximately $70,000 were issued during 2002, upon final settlement of the transaction. The value of the warrants has been included in the purchase price of Stockpoint.

15. STOCK OPTION PLAN

        The Company has established the 1999 Stock Option Plan (the "1999 Plan") to provide for the granting of nonqualified stock options and incentive stock options to employees, directors and advisors to reward them for service to the Company and to provide incentives for future service and enhancement of shareholder value. As amended in April 1999, the 1999 Plan authorized the issuance of stock options covering up to 6,746,032 shares of Common Stock. The options vest in accordance with the terms of the agreements entered into by the Company and the grantee of the options that range from immediate vesting to vesting ratably over a four-year period. A total of 5,468,790 options have been granted under this plan at December 31, 2002.

        In the first quarter of 2000, the Company established the 2000 Equity Incentive Plan (the "2000 Plan") to provide for the granting of options (including Incentive Stock Options), Restricted Stock, Phantom Stock, Stock Bonuses and other stock-based Awards to promote the long-term growth and profitability of the Company. The 2000 Plan is intended to provide key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and attract, retain and reward employees. The maximum number of shares of the Common Stock reserved for issuance under the Plan is 3,174,603 shares. A total of 2,693,583 options to purchase common stock have been granted under this plan at December 31, 2002. As amended in June 2002, the 2000 Plan authorized an additional 2,000,000 share increase in options available for grant. The amended plan also establishes an evergreen provision that adds shares equal to 2% of the common stock outstanding on the first trading day of the year beginning on January 1, 2003. The resulting evergreen options that will be added to the plan in 2003 are 810,784 shares.

        For the years ended December 31, 2002, 2001 and 2000, options to purchase 3,156,620, 3,077,490 and 3,108,549 shares of common stock were granted. The weighted-average grant date fair values were $1.98, $2.09 and $9.75 per share, respectively.

        The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

        Transactions involving the Company's stock options granted are summarized as follows:

	Number of Options (In Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2000	4,907,911	$1.68
Granted	3,108,549	$5.90
Exercised	(346,819)	$1.40
Forfeited	(1,373,683)	$1.71

Outstanding, December 31, 2000	6,295,958	$3.34
Granted	3,077,490	$3.30
Exercised	(457,253)	$1.41
Forfeited	(2,489,385)	$4.39

Outstanding, December 31, 2001	6,426,810	$3.43
Granted	3,156,620	$1.98
Exercised	(409,346)	$1.19
Forfeited	(2,225,127)	$2.66

Outstanding, December 31, 2002	6,948,957	$2.70

         There were 2,230,493, 3,410,212 and 3,032,588 options vested and exercisable at December 31, 2000, December 31, 2001 and December 31, 2002, respectively.

        The following information is as of December 31, 2002:

Range of Exercise Price	Number Outstanding (In Shares)	Weighted Average Remaining Contractual Life (In Years)	Weighted Exercise Price	Number Exercisable (In Shares)	Weighted Average Exercise Price
$0.37	59,893	0.75	$0.37	59,893	$0.37
$1.22-$1.91	1,408,020	4.07	$1.66	168,633	$1.36
$2.00-$2.88	4,943,523	3.09	$2.34	2,404,828	$2.43
$4.00-$4.69	54,250	2.81	$4.58	27,547	$4.59
$5.74-$5.75	188,513	2.32	$5.75	128,214	$5.75
$9.06-$12.13	294,758	2.54	$11.96	243,473	$11.98

        In connection with the issuance of options to certain employees and directors at prices below fair market value, the Company had recorded deferred compensation of $118,233, $1,822,393 and $10,456,432 as of December 31, 2002, 2001 and 2000 respectively, net of recognized compensation expense (income) of ($188,556), $880,630 and $17,575,637, for the years ended December 31, 2002, 2001 and 2000 respectively. The expense represents the unamortized difference between the exercise price and the estimated fair market value of the Company's common stock at such date. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period. The income for the year ended December 31, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees.

16. RETIREMENT PLAN

        Effective December 1, 2000, the Company implemented the Pinnacor 401(k) Plan (the "2000 Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the 2000 Savings Plan, eligible employees may defer a portion of their pre-tax earnings, up to 15% of their pre-tax earnings not to exceed the Internal Revenue Service annual limit. Currently, there is no eligibility service requirement. The Company is not required to, but may match employee contributions. In addition, the Company may make a discretionary contribution to the Plan. The Company has not made any contributions to the plan to date.

17. EMPLOYEE STOCK PURCHASE PLAN

        During fiscal 2000, the Company established the Employee Stock Purchase Plan (the "ESPP Plan") for the benefit of employees of the Company. The ESPP Plan is intended to provide the employees an opportunity to purchase common shares, par value $.01 per share. Employees may authorize a payroll deduction of any whole percentage from 1 percent to 15 percent each pay period. The option price per share subject to an offering shall be 85% of the fair market value of a share on the offering date or the exercise date, whichever is lower. The maximum number of shares reserved under the ESPP Plan is 674,603 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 158,730 shares, (ii) 0.5% of the shares outstanding on such date or (iii) a lesser amount determined by the ESPP Plan committee. As of December 31, 2002 and 2001, 302,726 and 179,339 shares, respectively, have been issued under the ESPP Plan.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents unaudited quarterly results of operations for 2001 and 2002. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands except for per share data)
Total revenue	$7,601	$6,701	$7,244	$9,405	$9,411	$8,902	$8,051	$8,203

Operating expenses:
Cost of services	2,219	1,887	2,239	2,866	2,988	2,851	2,719	2,922
Research and development	1,855	1,955	2,150	1,893	2,128	1,849	1,760	1,676
Sales and marketing	4,320	3,670	3,145	3,377	3,116	2,413	1,973	1,551
General and administrative	3,839	3,474	3,128	2,671	2,120	1,766	1,513	1,803
Depreciation and amortization	1,487	1,476	1,141	1,353	1,236	1,091	906	901
Stock-based compensation	(103)	1,066	173	(256)	(570)	181	33	168
Restructuring charge	—	—	12,239	—	—	4,645	(2,183)	—

Total operating expenses	13,617	13,528	24,215	11,904	11,018	14,796	6,721	9,021

Operating income (loss)	(6,016)	(6,827)	(16,971)	(2,499)	(1,607)	(5,894)	1,330	(818)
Other income	1,407	1,038	213	607	604	385	340	328

Loss applicable to common stockholders	($4,609)	($5,789)	($16,758)	($1,892)	($1,003)	($5,509)	$1,670	($490)

Basic net loss per common share	($0.12)	($0.15)	($0.42)	($0.04)	($0.02)	($0.13)	$0.04	($0.01)

Diluted net loss per common share	($0.12)	($0.15)	($0.42)	($0.04)	($0.02)	($0.13)	$0.04	($0.01)

Basic weighted-average number of shares outstanding	37,964	38,097	40,087	42,256	42,377	42,454	42,755	40,483
Effect of dilutive stock options	—	—	—	—	—	—	71	—

Diluted weighted-average number of shares outstanding	37,964	38,097	40,087	42,256	42,377	42,454	42,826	40,483

19. SUBSEQUENT EVENT

        In January 2003, the Company issued to four executives of the Company a total of 225,000 shares of restricted stock (the "Restricted Stock"), pursuant to the 2000 Plan. The Restricted Stock was issued under the terms and conditions set forth in the 2000 Plan. The Company did not receive proceeds from the issuance of the Restricted Stock. One-third of the Restricted Stock vests on the first anniversary of the grant date, and the remaining shares vest in eight equal quarterly installments thereafter, as long as the executive is employed by the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1—Election of Directors" of the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Registrant's Annual Meeting of Stockholders to be held on June 12, 2003. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year ending December 31, 2002.

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

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of Form 10-K filed for the year ended December 31, 2002 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its wholly owned subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

        (b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)    Financial Statements: The following financial statements are filed: Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statements of Stockholders' Equity (Deficiency), Consolidated Statements of Cash flow, and Notes to Consolidated Financial Statements.

        (a)(2)    Financial Statement Schedules: All applicable financial statement schedules have been omitted because the required information is included in the Consolidated Financial Statements included in Item 15(a)(1).

        (b)    Reports on Form 8-K: On October 30, 2002 the Registrant submitted a report on Form 8-K under Item 5 announcing the execution of an Asset Purchase Agreement for the operating assets of Inlumen, Inc. On November 21, 2002 the Registrant submitted a report on Form 8-K under Item 2 regarding the completion of the acquisition of the operating assets of Inlumen, Inc.

        (c)    Exhibits

        The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

Exhibit Number	Description
2.1	Asset Purchase Agreement among ScreamingMedia, Inc., Broad Acquisition Corp. and Inlumen, Inc., dated as of October 29, 2002.††
3.1	Amendment and Restated Certificate of Incorporation of the Registrant.*
3.1.1	Certificate of Amendment.*
3.2	Form of Amended and Restated By-laws of the Registrant.*
4.1	Form of Pinnacor's stock certificate.*
4.2	Form of Pinnacor's Rights Plan.*
10.1	Master Agreement No. 2430 dated December 9, 1999 by and among the Registrant and Cisco Systems Capital Corp.*
10.2.1	Agreement of Lease dated March 31, 1999 by and among the Registrant and 601 West Associates LLC.*
10.2.2	First Lease Modification Agreement dated June 18 1999 by and among the Registrant and 601 West Associates LLC.*
10.3	Warrant Agreement dated June 7, 1999 by and among the Registrant and Deutsche Bank Securities Inc.*
10.4	Warrant Agreement dated June 10, 1999 by and among the Registrant and Carter, Ledyard, Milburn, LLP.*
10.5	Warrant Agreement dated February 4, 2000 by and among the Registrant and Tomar Studios, Inc.*
10.6	1999 Stock Option Plan.*
10.7.1	Form of 2000 Equity Incentive Plan.*
10.7.2	Amendment 2002-1 to 2000 Equity Incentive Plan.**
10.8	Form of Pinnacor Management Incentive Plan.*
10.9	Warrant Agreement dated June 15, 1999 by and among the Registrant and Hut Sachs Studio.*
10.10	Form of Employee Stock Purchase Plan.*

10.20	Master Lease Agreement dated March 2, 2000 between the Registrant and Jacom Computer Services, Inc.*
10.21	Lease Agreement dated February 17, 2000 between the Registrant and Working Capital Technologies of America.*
10.22	Lease Agreement dated June 13, 2000 between the Registrant and Northbridge House Limited.*
10.23	Warrant Agreement dated August 16, 2000 between the Registrant and Mad Dogs and Englishmen.*
10.24	Employment Agreement dated March 8, 2000 between the Registrant and David Obstler.*
10.25	Investor Rights Agreement dated October 6, 1999 between the Registrant and the holders of Series B Convertible Preferred Stock.*
10.26	Form of Investor Rights Agreement dated July 17, 2000 between the Registrant and the holders of Series C Convertible Preferred Stock.*
10.27	Lease Modification and Expansion Agreement dated July 14, 2000 between the Registrant and 601 West Associates, LLC.*
10.28	Common Stock Purchase Warrant dated July 14, 2000 between the Registrant and 601 West Associates, LLC.*
16	Letter regarding change in certifying accountant.*
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in Part IV of this Form 10-K).
99.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

††
Previously filed as an exhibit to a Form 8-K filed on October 30, 2002.

*
Previously filed as an exhibit to Registration Statement No. 333-30548 on Form S-1 and incorporated herein by reference.

**
Previously filed as an Appendix to Schedule 14A-Definitive Proxy Statement filed on April 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2003.

PINNACOR INC.
By:	/s/ KIRK LOEVNER Kirk Loevner Chief Executive Officer, President, Chairman of the Board

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Pinnacor Inc., hereby severally constitute Kirk Loevner and David M. Obstler, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Pinnacor Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signature	Title	Date

/s/ KIRK LOEVNER Kirk Loevner	Chief Executive Officer, President, Chairman of the Board and Director	March 31, 2003
/s/ DAVID M. OBSTLER David M. Obstler	Chief Financial Officer	March 31, 2003
/s/ ROBERT B. PECK Robert B. Peck	Principal Accounting Officer	March 31, 2003
/s/ KEVIN C. CLARK Kevin C. Clark	Director	March 31, 2003
/s/ JAMES D. ROBINSON III James D. Robinson III	Director	March 31, 2003

/s/ KEVIN O'CONNOR Kevin O'Connor	Director	March 31, 2003
/s/ JOHN SCULLEY John Sculley	Director	March 31, 2003
/s/ DAVID C. HODGSON David C. Hodgson	Director	March 31, 2003
/s/ JAMES A. DAVIS James A. Davis	Director	March 31, 2003

CERTIFICATIONS

        I, Kirk Loevner, certify that:

1.
I have reviewed this annual report on Form 10-K of Pinnacor Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ KIRK LOEVNER Name: Kirk Loevner Title: CEO, President & Chairman

        I, David Obstler, certify that:

1.
I have reviewed this annual report on Form 10-K of Pinnacor Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ DAVID OBSTLER Name: David Obstler Title: Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
  ITEM I. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
STATEMENTS OF OPERATIONS AND BALANCE SHEETS DATA YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999 and 1998
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PINNACOR INC. CONSOLIDATED BALANCE SHEETS
PINNACOR INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PINNACOR INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
Pinnacor Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001, and 2000
SIGNATURES
CERTIFICATIONS