Form 10-Q
period 2003-03-31
PINNACOR INC
filed 2003-05-15
CIK 1106917

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2003

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

Yes ☐  No ☒

As of May 13, 2003 there were 40,648,009 shares of the Registrant’s common stock outstanding.

PINNACOR INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PINNACOR INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,602,706	$15,098,184
Marketable securities	26,981,231	35,611,212
Accounts receivable, net of allowance for doubtful accounts of $600,000 and $619,762 as of March 31, 2003 and December 31, 2002, respectively	5,036,125	5,253,667
Prepaid expenses	1,369,811	1,142,691
Total current assets	54,989,873	57,105,754

PROPERTY AND EQUIPMENT-Net of accumulated depreciation and amortization	5,152,119	5,791,930
GOODWILL	34,886,446	34,874,692
OTHER INTANGIBLE ASSETS-Net of accumulated amortization	2,183,333	2,302,083
OTHER ASSETS	697,829	793,866
TOTAL ASSETS	$97,909,600	$100,868,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,779,169	$4,610,897
Accrued restructuring and other expenses	629,457	765,292
Deferred revenue	7,096,374	8,333,593
Current portion of capital lease obligations	1,428,072	1,576,174
Total current liabilities	12,933,072	15,285,956

NONCURRENT LIABILITIES:
Capital lease obligations, less current portion	813,971	1,181,496
Total liabilities	13,747,043	16,467,452

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 100,000,000 shares authorized and 45,097,591 and 44,848,386 issued and 40,688,312 and 40,539,207 outstanding at March 31, 2003 and December 31, 2002	450,976	448,484
Additional paid-in capital	225,387,262	225,121,104
Warrants	1,708,304	1,708,304
Deferred compensation	(333,635)	(118,233)
Treasury stock, 4,409,279 and 4,309,179 shares at March 31, 2003 and December 31, 2002, respectively, at cost	(4,276,335)	(4,146,680)
Accumulated deficit	(139,123,271)	(138,962,620)
Accumulated other comprehensive income	349,256	350,514
Total stockholders’ equity	84,162,557	84,400,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,909,600	$100,868,325

See accompanying notes to consolidated financial statements.

PINNACOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
NET REVENUE	$8,341,211	$9,410,995

OPERATING EXPENSES:
Cost of services (excluding depreciation of $102,353 and $247,423 for the three months ended March 31, 2003 and 2002, respectively, shown below)	2,957,610	2,987,860
Research and development (excluding stock-based compensation of $2,909 and $22,760 for the three months ended March 31, 2003 and 2002, respectively, shown below)	1,782,525	2,128,303
Sales and marketing (excluding stock-based compensation of $17,760 and $(734,480) for the three months ended March 31, 2002 and 2002, respectively, shown below)	1,557,949	3,116,143
General and administrative (excluding stock-based compensation of $23,623 and $141,391 for the three months ended March 31, 2003 and 2002, respectively, shown below)	1,608,215	2,120,091
Depreciation and amortization	878,650	1,236,701
Stock-based compensation	44,292	(570,329)
Total operating expenses	8,829,241	11,018,769
OPERATING LOSS	(488,030)	(1,607,774)

OTHER INCOME (EXPENSE):
Interest income	386,448	704,047
Interest expense	(59,069)	(99,768)
Total other income, net	327,379	604,279

NET LOSS	$(160,651)	$(1,003,495)
Basic net loss per common share	$(0.00)	$(0.02)
Basic weighted-average number of shares of common stock outstanding	40,761,515	42,376,521

See accompanying notes to consolidated financial statements.

PINNACOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,651)	$(1,003,495)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	878,650	1,236,701
Stock-based compensation	44,292	(570,329)
Provision for bad debts	(19,762)	(139,650)

Changes in operating assets and liabilities:
Decrease in accounts receivable	237,304	1,368,606
(Increase) decrease in prepaid expenses and other assets	(131,083)	366,638
(Decrease) increase in accounts payable and accrued expenses	(731,728)	10,450
Decrease in deferred revenue	(1,237,219)	(2,150,759)
Decrease in accrued restructuring expenses	(135,835)	(489,162)
Net cash used in operating activities	(1,256,032)	(1,371,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(120,089)	(606,641)
Sale of investments and marketable securities	8,629,981	7,756,539
Payment of severance and other exit costs related to businesses acquired	(111,754)	(80,859)
Net cash provided by investing activities	8,398,138	7,069,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(515,627)	(709,393)
Proceeds from exercise of warrants, stock options and stock purchases	8,956	57,072
Payment for the repurchase of treasury stock	(129,655)	—
Net cash used in financing activities	(636,326)	(652,321)
Effect of exchange rate changes on cash and cash equivalents	(1,258)	11,928
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,504,522	5,057,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,098,184	15,189,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,602,706	$20,247,086

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes are as follows:
Interest	$59,069	$99,768
Income taxes	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease arrangements	$—	$79,000
Issuance of restricted stock grant	$274,500	$—

See accompanying notes to consolidated financial statements.

PINNACOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements of which these notes are part have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002.

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company believes that the adoption of SFAS No. 143 will not have a material effect on its financial position and operating results.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 as of January 1, 2003 has not had a material effect on our financial position and operating results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 as of January 1, 2003 has not had a material effect on our financial position and operating results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not anticipate that this interpretation will have a significant impact on our consolidated financial position and results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company has adopted the disclosure provisions of SFAS

No. 148 as of December 31, 2002 (see Note 7). The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact that this Statement may have on its financial position and results of operations.

3. OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports other comprehensive income (loss) in accordance with  SFAS  No. 130, “Reporting Comprehensive Income” which requires the disclosure of comprehensive income (loss).  SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses that bypass the traditional income statement and are recorded directly into stockholders’ equity on the balance sheet.  The components of other comprehensive income (loss) for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company’s investments in marketable securities.  Comprehensive income (loss) was $188,000 and $(886,000) for the three months ended March 31, 2003 and 2002, respectively.

4. ACQUISITIONS

On November 20, 2002, (the “Acquisition Date”) the Company’s wholly-owned subsidiary, Broad Acquisition Corp. completed the acquisition of the operating assets of Inlumen, Inc., (“Inlumen”) a Delaware corporation. The Company has accounted for the combination with Inlumen as a purchase business combination in accordance with SFAS No. 141. Inlumen is a provider of online financial applications, investment analysis tools and market information.

The results of Inlumen’s operations have been included in the Company’s consolidated statement of operations since the Acquisition Date.

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

The unaudited pro forma information below represents the consolidated results of operations as if the acquisition of Inlumen occurred on January 1, 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the acquisition of Inlumen occurred as of January 1, 2002, nor is it necessarily indicative of future results.

Three Months Ended March 31,
2002
(000’s)

Net revenue	$10,784

Net loss applicable to common stockholders	$(2,782)

Pro forma basic and diluted net loss per common share	$(0.07)

Weighted-average number of shares of common stock outstanding	42,377

On August 21, 2001, (the “Merger Date”) Pinnacor Inc. (the “Company”), acquired Stockpoint, Inc. (“Stockpoint”) pursuant to a merger of our newly-formed wholly-owned subsidiary SCRM Merger Corp. with and into Stockpoint with Stockpoint surviving as our wholly-owned subsidiary (the “Merger”). The Company has accounted for the combination with Stockpoint as a purchase business combination under SFAS No. 141. Stockpoint is a provider of online financial applications, investment analysis tools and market information. As a result of the acquisition, the Company has strengthened its offerings to the financial services industry, a key client sector. It also expects to reduce costs through economies of scale.

The results of Stockpoint’s operations have been included in the Company’s consolidated statement of operations since the Merger Date.

The total purchase price agreed to was approximately $24.6 million and consisted of approximately $1,056,000 cash paid, 4.1 million shares of common stock issued, valued at approximately $9.4 million determined based on the average closing market price of Pinnacor’s common shares at the time of acquisition, warrants for the purchase of 362,000 shares of common stock valued at approximately $699,000 using the Black-Scholes Pricing Model, using an exercise price of $6.00, expected lives of 5 years, 146% volatility, 4.5% discount rate, and a Company stock price of $2.26, and Stockpoint debt of approximately $6.2 million paid off at the Merger Date. As part of the approximate $24.6 million purchase price agreed to and in addition to the aforementioned items, the Company paid approximately $5.9 million in other assumed debt subsequent to the Merger Date that was directly attributable to this transaction. Pursuant to the merger agreement, the Company withheld ten percent of the consideration agreed to be paid to Stockpoint’s equity holders, totaling approximately $1.1 million in cash, common stock and warrants for possible future purchase price adjustments. This holdback amount had not been placed in escrow and such withheld common shares and warrants have been issued in full during 2002. In addition, the Company incurred approximately $1.4 million in acquisition expenses. The Company funded the acquisition through the use of its cash and cash equivalents. The Company obtained an independent valuation of the assets (including other intangibles) and liabilities it has acquired and finalized its allocation of the purchase price of the transaction during the third quarter ended September 30, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash	$675,829
Current assets	3,166,819
Property and equipment	1,222,546
Other intangible assets	2,500,000
Goodwill	31,192,240
Total assets acquired	38,757,434
Current liabilities	(14,131,647)
Total purchase price	$(24,625,787)

Additionally, in connection with this acquisition, the Company recorded exit costs of $1,417,506 to exit certain Stockpoint activities. As of March 31, 2003 all exit costs in connection with the purchase of Stockpoint have been satisfied. Such costs primarily related to employee terminations and lease terminations and have been recorded as additions to goodwill.

The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. The Trade Name is an indefinite lived intangible and is not amortized, but rather reviewed annually (or more frequently if impairment indicators arise) for impairment. The Customer List is being amortized on a straight-line basis over 4 years.

5. RESTRUCTURING AND ASSET ABANDONMENT

During the year ended December 31, 2002, the Company recorded a restructuring and asset abandonment charge of $2.4 million. This charge consisted of two components (1) the reversal of accrued lease payments of $2.2 million upon settlement of a property previously restructured in 2001 and (2) a $4.6 million restructuring and asset abandonment charge related to management’s current year restructuring plan.

The following table summarizes the components of the Company’s 2002 restructuring and asset abandonment charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at March 31, 2003

Facility shutdowns	$520,430	$233,517	$7,796	$279,117
Workforce reductions	699,354	699,354	—	—
Asset abandonment charges	3,425,560	—	3,425,560	—
	$4,645,344	$932,871	$3,433,356	$279,117

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

The following table summarizes the components of the Company’s 2001 restructuring charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at March 31, 2003

Facility shutdowns	$6,028,201	$3,248,066	$2,429,795	$350,340
Workforce reductions	1,297,019	1,297,019	—	—
Asset abandonment charges	4,913,982	—	4,913,982	—
	$12,239,202	$4,545,085	$7,343,777	$350,340

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

6. MARKETABLE SECURITIES

Marketable securities investments as of March 31, 2003 consist of the following:

	COST	UNREALIZED HOLDING GAINS	FAIR VALUE
Corporate Notes and Bonds	$26,727,708	$253,523	$26,981,231

	COST	FAIR VALUE
Due within one year	$10,292,077	$10,298,168
Due after one year through five years	16,435,631	16,683,063
Total marketable securities	$26,727,708	$26,981,231

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity as of March 31, 2003. The Company does not hold these securities for speculative or trading purposes.

7. STOCK-BASED COMPENSATION

In connection with the grant of stock options and restricted stock to employees, we recognized (reversed) deferred stock-based compensation expense of approximately $44,000 and ($570,000) for the three months ended March 31, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. The reversal for the three months ended March 31, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. Grants of restricted stock are included in common stock outstanding.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company operates in two reporting units, Financial Services and Business Information, under one principal business segment, for purposes of evaluating the recoverability of goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

Balance as of January 1, 2003	$34,874,692
Additional transaction costs related to the Inlumen acquisition	11,754
Balance as of December 31, 2002	$34,886,446

Goodwill at March 31, 2003 consisted of the following:

Stockpoint acquisition	$32,609,746
Inlumen acquisition	2,276,700
$34,886,446

At March 31, 2003 other intangible assets identified from the acquisition of Stockpoint consisted of the Customer List, which is being amortized over four years with amortization expense being recorded in depreciation and amortization. In addition, the Trade Name which has an indefinite life is not being amortized, but instead will be assessed for impairment at least annually. The Company had no other intangible assets as of March 31, 2003. The Company is in the process of obtaining an independent valuation and identifying the intangible assets it has acquired from the acquisition of the operating assets of Inlumen. The Company will finalize its valuation as soon as possible or within one year of the acquisition date.

The Company’s intangible assets and accumulated amortization consist of the following as of March 31, 2003:

	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets
Customer List	$1,900,000	$316,667
Unamortized Intangible Assets
Trade Name	$600,000	$—

Amortization charged to expense was approximately $119,000 and $0 for the three months ended March 31, 2003 and 2002, respectively.

At March 31, 2003, estimated amortization expense for other intangible assets for the next five years is as follows

Year	Estimated Amortization Expense:

2003	$356,000
2004	$475,000
2005	$475,000
2006	$277,000
2007	$—

Due to certain conditions, the Company re-evaluated the carrying value of goodwill and indefinite lived intangible assets under SFAS No. 142 as of December 31, 2002 and as a result of this impairment test determined that these assets were not impaired. Impairment tests will be conducted annually in April, or sooner if circumstances indicate impairment may have taken place.

9. TREASURY STOCK

During the fiscal year 2002, the Board of Directors authorized a stock buy-back program to repurchase up to 2.0 million shares of the Company’s common stock. During the three months ended March 31, 2003 the Company repurchased 100,100 shares of common stock at a cost of approximately $130,000. No shares were repurchased for the three months ended March 31, 2002.

10. RESTRICTED STOCK

In January 2003, the Company  granted a total of 225,000 shares of restricted common stock (“Restricted Stock”) to four executives of the Company, pursuant to the 2000 Plan. The Restricted Stock was issued under the terms and conditions set forth in the 2000 Plan. The Company did not receive proceeds from the issuance of the Restricted Stock. One-third of the Restricted Stock vests on the first anniversary of the grant date, and the remaining shares vest in eight equal quarterly installments thereafter, as long as the executive is employed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (MD&A) should be read together with our consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

The Company delivers information-based applications and tools as well as customized data and news packages that help businesses cost-effectively serve their external or internal clients. Pinnacor’s solutions include market data and investment analysis tools for financial services firms; critical business information for the enterprise; and personalized portal applications and messaging services for wireless carriers and ISPs.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

We have identified the following items as critical accounting policies to our Company:

Revenue recognition:  Our revenue recognition policy is significant as our revenue is a key component of our results of operations. The Company principally recognizes revenue pursuant to Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” as it relates to revenue derived from our Application Service Provider (ASP) model. In accordance with SAB 101, we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred and collection of the resulting receivable is probable. Generally, revenue is recognized ratably over the life of the applicable contract.

Goodwill and Other Intangible Assets:  The Company’s intangibles consist primarily of goodwill from the acquisitions of Stockpoint, Inc. and Inlumen, Inc. accounted for under the purchase method and other intangible assets identified in the acquisition of Stockpoint. The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. Under the transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite lived Trade Name related to the Company’s Stockpoint acquisition have not been periodically amortized during the three months ended March 31, 2003, but instead are assessed for impairment at least annually. The Customer List is carried at cost less accumulated amortization and the Customer List is being amortized on a straight-line basis over its expected life, which is estimated to be four years.

The Company is in the process of obtaining an independent valuation of the operating assets and liabilities it has acquired from Inlumen as well as identifying the intangible assets it has acquired in order to finalize the allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as possible or within one year of the acquisition date. The Company’s preliminary allocation of the purchase price is subject to refinement based on the final determination of fair value. Goodwill from the Company’s Inlumen acquisition has not been periodically amortized.

Costs of Computer Software Developed or Obtained for Internal Use:  Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of March 31, 2003, the Company had capitalized a total of approximately $2,227,000 of internal development and software purchase costs relating to web-site development and the Company’s proprietary content engine which were incurred during the application development stage. These costs were fully depreciated as of March 31, 2003.

Software Capitalization for Software Sold Externally:  Prior to 2002, the Company had developed internal use software to provide their products to customers through our ASP model. During 2002, management decided to market its internal use software as “Actrellis”, a standalone product. The Company sold an insignificant amount of Actrellis software during 2002 and for the three months ended March 31, 2003.

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

REVENUE

We derive our revenue from the sale of hosted applications, customized information, processing and delivery of information as well as set-up, professional services, and maintenance.

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

STOCK-BASED COMPENSATION

In connection with the grant of stock options to employees, we recognized deferred stock-based compensation (income) expense of approximately $44,000 and $(570,000) for the three months ended March 31, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. The income for the three months ended March 31, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees.

In connection with the granting of stock options to employees, we recorded deferred stock-based compensation of $225,000 and $0 for the three months ended March 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated.

	For The Three Months Ended March 31,
	2003	2002
Revenue	100%	100%

Operating expenses:

Cost of services (excluding depreciation of 1% and 3% for the three months ended March 31, 2003 and 2002, respectively, shown below)	35	32
Research and development (excluding stock-based compensation of 0% for the three months ended March 31, 2003 and 2002, shown below)	21	23
Sales and marketing (excluding stock-based compensation of 0% and (8)% for the three months ended March 31, 2003 and 2002, respectively, shown below)	19	33
General and administrative (excluding stock-based compensation of 1% and 2% for the three months ended March 31, 2003 and 2002, respectively, shown below)	19	23
Depreciation and amortization	11	13
Stock-based compensation	1	(6)
Total operating expenses	106	118
Operating loss	(6)	(18)
Other income, net	4	6
Net loss	(2)%	(12)%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUE. Revenue totaled approximately $8.3 million for the three months ended March 31, 2003, a decrease of approximately $1.1 million or 11% from $9.4 million for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the total number of customers partially offset by a 19% increase in the average contract value per customer and the acquisition of Inlumen that accounted for approximately $1.1 million of revenue for the three months ended March 31, 2003.

COST OF SERVICES. Cost of services remained at approximately $3.0 million for the three months ended March 31, 2003 and 2002.  The acquisition of Inlumen, which occurred on November 20, 2002, accounted for approximately $380,000 of incremental cost of services for the three months ended March 31, 2003.  As a percentage of revenue, and including Inlumen from its acquisition date, cost of services increased to approximately 35% for the three months ended March 31, 2003 from approximately 32% for the three months ended March 31, 2002.  This increase as a percentage of revenue is  due to  higher cost of services as a percentage of revenues for the incremental gross profit associated with our Inlumen acquisition and an increase in personnel costs related to client customization.  This was partially offset by cost savings including renegotiated content fee contracts, monthly fees for housing our servers in third-party network data centers and other telecom costs.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.8 million for the three months ended March 31, 2003, a decrease of approximately $300,000 or 16%, from $2.1 million for the three months ended March 31, 2002. This was primarily due to a decrease in personnel costs as a result of fully realizing the savings from our restructuring plans and from the greater allocation of salaries into cost of services related to client customization.  As a percentage of revenue, and including Inlumen from its acquisition date, research and development expenses decreased to approximately 21% during the three months ended March 31, 2003 from approximately 23% for the three months ended March 31, 2002.  This decrease in research and development expense as a percentage of revenue resulted primarily from the reduction in research and development expenses outpacing the decrease in revenue.

SALES AND MARKETING. Sales and marketing expenses decreased to $1.6 million for the three months ended March 31, 2003, a decrease of approximately $1.5 million or 50%, from $3.1 million for the three months ended March 31, 2002.  This was due to a decrease in marketing programs and a decrease in compensation expense associated with the reduction of our sales force.   As a percentage of revenue, and including Inlumen from its acquisition date, sales and marketing expenses decreased to approximately 19%

for the three months ended March 31, 2003 from approximately 33% for the three months ended March 31, 2002. The decrease in sales and marketing expense as a percentage of revenue resulted primarily from the significant reductions in sales and marketing expenditures outpacing the decrease in revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.6 million for the three months ended March 31, 2003, a decrease of approximately $500,000 or 24%, from $2.1 million for the three months ended March 31, 2002. This was due to a significant decrease in bad debt expense and a decrease in facilities and personnel costs, professional fees and travel expenses.  As a percentage of revenue, and including Inlumen from its acquisition date, general and administrative expenses decreased to approximately 19% for the three months ended March 31, 2003 from 23% for the three months ended March 31, 2002. The decrease in general and administrative expense as a percentage of revenue resulted primarily from the significant reductions in general and administrative expenditures outpacing the decrease in revenue.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to approximately $900,000 for the three months ended March 31, 2003, a decrease of approximately $300,000 or 25%, from $1.2 million for the three months ended March 31, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, depreciation and amortization expense decreased to approximately 11% for the three months ended March 31, 2003 from approximately 13% for the three months ended March 31, 2002.  The decrease in depreciation and amortization expense as a percentage of revenue was due the depreciation savings from the abandonment of $3.4 million of assets in our 2002 restructuring plan and an overall decrease in the capital assets purchased.  This was partially offset by the increase in the amortization of our customer list intangible from our Stockpoint acquisition of approximately $119,000 in the statement of operations for the three months ended March 31, 2003.

In connection with the acquisition of Inlumen, we are in the process of obtaining an independent valuation of the assets and liabilities acquired, as well as identifying the intangible assets acquired in order to finalize the allocation of the purchase price of the transaction.  The valuation will be finalized as soon as possible or within one year of the acquisition date.

STOCK-BASED COMPENSATION.  In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation (income) expense of approximately $44,000 and ($570,000) for the three months ended March 31, 2003 and 2002, respectively.  Included in stock-based compensation expense for the three months ended March 31, 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $639,000. This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the period, the Company reversed future amortization expense of approximately $1.3 million, included in the balance sheet as deferred compensation, against paid-in capital. As a percentage of revenue, stock based compensation increased to 1% for the period ended March 31, 2003 from approximately (6)% for the period ended March 31, 2002.

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation cost is calculated when certain options were granted under those plans with exercise prices below the fair market value to the market value of the underlying common stock on the date of grant. Stock- based compensation is deferred and amortized to expense generally over the vesting period of such option grants.

SFAS No. 123, “Accounting for Stock-Based Compensation,” provides for a fair value based method of accounting for employee options and options granted to non-employees and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	March 31,	March 31,
	2003	2002
Net loss applicable to common stockholders as reported	$(160,651)	$(1,003,495)
Add: Stock-based employee compensation expenses included in reported net loss	44,292	(570,329)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(554,142)	(475,734)
Net loss applicable to common stockholders pro forma	$(670,501)	$(2,049,558)
Earnings per share:
Net loss per common share as reported	$(0.00)	$(0,02)
Net loss per common share pro-forma	$(0.02)	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Period ended March 31,
	2003	2002

Risk-free interest rate	2.91%	3.82%
Expected lives	5	5
Expected Volatility	100.00%	100.00%
Expected Dividend Yield	0.00%	0.00%

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $327,000 for the three months ended March 31, 2003, from approximately $604,000 for the three months ended March 31, 2002. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents and investments in marketable securities.

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

QUARTERLY OPERATING RESULTS

(In thousands except per share data)

Three Months Ended

	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002	2002	2002	2002	2003

Total revenue	$6,701	$7,244	$9,405	$9,411	$8,902	$8,051	$8,203	$8,341

Operating expenses:
Cost of services (excluding depreciation of $259, $156, $227, $247, $229, $164, $132 and $102 in the second quarter of 2001 through the first quarter of 2003, respectively, as shown below)	1,887	2,239	2,866	2,988	2,851	2,719	2,922	2,958
Research and development (excluding stock-based compensation of $229, $161, $236, $23, $(99), $(39), $187 and $3 in the second quarter of 2001 through the first quarter of 2003, respectively, as shown below)	1,955	2,150	1,893	2,128	1,849	1,760	1,676	1,783
Sales and marketing (excludes stock-based compensation of $430, $(473), $(196), $(734), $139, $(67), $(266) and $17 in the second quarter of 2001 through the first quarter of 2003, respectively, as shown below)	3,670	3,145	3,377	3,116	2,413	1,973	1,551	1,558
General and administrative (excludes stock-based compensation of $407, $485, $(296), $141, $141, $139, $247 and $24 in the second quarter of 2001 through the first quarter of 2003, respectively, as shown below)	3,474	3,128	2,671	2,120	1,766	1,513	1,804	1,608
Depreciation and amortization	1,476	1,141	1,353	1,236	1,091	906	901	878
Stock-based compensation	1,066	173	(256)	(570)	181	33	167	44
Restructuring and asset abandonment	—	12,239	—	—	4,645	(2,183)	—	—

Total operating expenses	13,528	24,215	11,904	11,018	14,796	6,721	9,021	8,829

Operating income (loss)	(6,827)	(16,971)	(2,499)	(1,607)	(5,894)	1,330	(818)	(488)
Other income	1,038	213	607	604	385	340	328	327

Net income (loss)	(5,789)	(16,758)	(1,892)	(1,003)	(5,509)	1,670	(490)	(161)

Income (loss) attributable to common stockholders	$(5,789)	$(16,758)	$(1,892)	$(1,003)	$(5,509)	$1,670	$(490)	$(161)

Basic net income (loss) per common share	$(0.15)	$(0.42)	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	0.00

Diluted net income (loss) per common share	$(0.15)	$(0.42)	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	0.00

Weighted-average number of shares used in computation of basic net loss per share	38,097	40,087	42,256	42,377	42,454	42,755	40,483	40,762

Weighted-average number of shares used in computation of diluted net loss per share	38,097	40,087	42,256	42,377	42,454	42,826	40,483	40,762

* Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 and 2003 presentation

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities included $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of March 31, 2003, we had cash and cash equivalents and marketable securities of approximately $48.6 million.

We have commitments to make future payments under various lease agreements for computer and networking equipment and our facilities leases. Future commitments under these leases are as follows:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$2,242,043	$1,428,072	$813,971	$—	$—
Operating leases	$5,137,000	$1,097,000	$2,010,000	$1,244,000	$786,000

We operate from leased premises in New York, satellite offices in San Francisco, Iowa, and Israel. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, are approximately $1.5 million for the year ended December 31, 2003. For the year ended December 31, 2002, we negotiated a favorable buyout of one of our real estate leases for approximately $2.2 million. As a result of this buyout, we reduced our expected future minimum lease payment obligation by approximately $3.3 million. For the three months ended March 31, 2003 and 2002, our capital expenditures were approximately $116,000 and $607,000, respectively. Capital expenditures were primarily for computers, hardware, software and networking equipment.

As of March 31, 2003, our principal commitments consisted of obligations outstanding under a series of capital leases for computer and networking equipment and our facilities leases. In prior years, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $1.8 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each capital lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or approximately 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases. Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

For the three months ended March 31, 2003 the net cash used in operating activities was approximately $1.3 million. The net cash used in operating activities for the quarter ended March 31, 2003 resulted primarily from net losses of $161,000, a decrease in accounts payable and accrued expenses of approximately $732,000, a decrease in deferred revenue of $1.2 million, a decrease in accrued restructuring expenses of $136,000, and an increase in prepaid expenses of $131,000. This was offset by non-cash charges of approximately $919,000 and a decrease in accounts receivable of approximately $218,000.

For the three months ended March 31, 2002 the net cash used in operating activities was approximately $1.4 million.  The net cash used in operating activities for the quarter ended March 31,2003 resulted primarily from net losses of $1.0 million, a decrease in deferred revenue of $2.2 million and a decrease in accrued restructuring expenses of $489,000. This was offset by approximately $666,000 of net non-cash charges, a decrease in trade accounts receivable of $1.2 million, and a decrease in prepaid expenses and other assets of $367,000.

For the three months ended March 31, 2003 the net cash provided by investing activities was approximately $8.4 million. The net cash provided by investing activities for the quarter ended March 31, 2003 resulted principally from the sale of marketable securities in order to fund operations of approximately $8.6 million, offset by approximately $112,000 for the payments of exit costs associated with the acquisitions of Stockpoint and Inlumen, and approximately $116,000 for the purchase of property and equipment.

For the three months ended March 31, 2002 the net cash provided by investing activities was approximately $7.1 million. The net cash provided by investing activities for the quarter ended March 31, 2002 resulted principally from the sale of marketable securities in order to fund operations of approximately $7.8 million, offset by approximately $81,000 for the payments of exit costs associated with the acquisition of Stockpoint and approximately $607,000 for the purchase of property and equipment.

For the three months ended March 31, 2003 the net cash used in financing activities was approximately $636,000. The net cash used in financing activities for the quarter ended March 31, 2003 was primarily from repayments of our capital lease obligations of approximately $516,000 and approximately $130,000 used for the repurchase of treasury stock offset by proceeds of approximately $9,000 from the exercise of stock options.

For the three months ended March 31, 2002 the net cash used in financing activities was approximately $652,000.  The net cash used in financing activities for the quarter ended March 31, 2002 was primarily from repayments of our capital lease obligations of approximately $709,000, offset by approximately $57,000 from the exercise of stock options.

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

While the majority of our customers are large and mid-sized enterprise customers, a number of our customers are smaller startup companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of March 31, 2003 was approximately $600,000. While our bad debt expense has narrowed significantly in recent quarters and, we believe, will continue to narrow, we may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the SEC and NASDAQ have adopted rules in furtherance of the Act and are considering adopting others. This Act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and this may increase the risk of personal liability for our Board members, chief executive officer, chief financial officer and other executives involved in the governance process. As a result, it may become more difficult to attract and retain Board members, a chief executive officer, a chief financial officer and/or other executives involved in corporate governance.

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

36

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

Our executive officers and directors, in the aggregate, beneficially own approximately 32% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of Pinnacor and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company adopted of SFAS No. 143 at January 1, 2003. This Statement did not have a material effect on the Company’s  financial position and operating results.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 will supersede EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 as of January 1, 2003 has not had a material effect on our financial position and operating results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 since January 1, 2003 has not had a material effect on our financial position and operating results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not anticipate that this interpretation will have a significant impact on our consolidated financial position and results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company has adopted the disclosure provisions of  SFAS No. 148 as of December 31, 2002 (see  Note 7  to the consolidated Financial Statements). The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Exchange Rate Sensitivity - We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in U.K. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of March 31, 2003 the effect of foreign exchange rate fluctuations was not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the

Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its wholly owned subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From the date of receipt of funds from our initial public offering through March 31, 2003, the net proceeds of the offering have been used to support our domestic sales and marketing activities, our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Michael H. Jordan resigned as a Director of the Registrant on March 24, 2003 after being appointed CEO of EDS Corporation. Alan Ellman resigned as a Director of the Registrant on March 26, 2003. It is currently anticipated that the Board of Directors will appoint two Directors to fill such vacancies upon the location of suitable candidates.

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

PINNACOR, INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ KIRK LOEVNER	President, Chief Executive Officer and Chairman	May 15, 2003
Kirk Loevner

/s/ DAVID M. OBSTLER	Chief Financial Officer, Executive Vice President of Corporate Development & Strategy and Treasurer	May 15, 2003
David M. Obstler

CERTIFICATIONS

I, Kirk Loevner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacor Inc.;

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ Kirk Loevner
Kirk Loevner
Chief Executive Officer, President and Chairman

I, David Obstler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacor Inc;

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ David Obstler
David Obstler
Chief Financial Officer, Executive Vice President of Corporate Development & Strategy & Treasurer