Form 10-Q
period 2003-06-30
PINNACOR INC
filed 2003-08-14
CIK 1106917

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2003

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

(FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT)

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

Yes ☐  No ☒

As of August 4, 2003 there were 40,826,156 shares of the Registrant’s common stock outstanding.

PINNACOR INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$22,151,266	$15,098,184

Marketable securities	25,784,015	35,611,212

Accounts receivable, net of allowance for doubtful accounts of $570,000 and $620,000 as of June 30, 2003 and December 31, 2002, respectively	4,135,454	5,253,667

Prepaid expenses	1,492,914	1,142,691

Total current assets	53,563,649	57,105,754

PROPERTY AND EQUIPMENT-Net of accumulated depreciation and amortization	4,775,411	5,791,930

GOODWILL	34,887,862	34,874,692

OTHER INTANGIBLE ASSETS-Net of accumulated amortization	2,064,583	2,302,083

OTHER ASSETS	656,525	793,866

TOTAL ASSETS	$95,948,030	$100,868,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,687,408	$4,610,897

Accrued restructuring and other expenses	616,955	765,292

Deferred revenue	5,655,384	8,333,593

Current portion of capital lease obligations	1,099,576	1,576,174

Total current liabilities	11,059,323	15,285,956

NONCURRENT LIABILITIES:

Capital lease obligations, less current portion	654,302	1,181,496

Total liabilities	11,713,625	16,467,452

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 100,000,000 shares authorized and 45,215,265 and 44,848,386 issued and 40,790,486 and 40,539,207 outstanding at June 30, 2003 and December 31, 2002	452,153	448,484

Additional paid-in capital	225,477,121	225,121,104

Warrants	1,708,304	1,708,304

Deferred compensation	(350,746)	(118,233)

Treasury stock, 4,424,779 and 4,309,179 shares at June 30, 2003 and December 31, 2002, respectively, at cost	(4,301,299)	(4,146,680)

Accumulated deficit	(138,981,023)	(138,962,620)

Accumulated other comprehensive income	229,895	350,514

Total stockholders’ equity	84,234,405	84,400,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,948,030	$100,868,325

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
NET REVENUE	$8,440,328	$8,901,807	$16,781,539	$18,312,802

OPERATING EXPENSES:

Cost of services (excluding depreciation of $102,780, $228,870, $205,133 and $476,293 for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, shown below)	2,930,115	2,851,252	5,887,725	5,839,112

Research and development (excluding stock-based compensation of $(2,551), $(99,342), $358 and $(76,582) for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, shown below)	1,792,029	1,848,514	3,574,554	3,976,817

Sales and marketing (excluding stock-based compensation of $(7,670), $138,763, $10,090 and $(595,717) for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, shown below)	1,623,005	2,412,636	3,180,954	5,528,779

General and administrative (excluding stock-based compensation of $(875), $141,391, $22,748, and $282,782 for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, shown below)	1,391,198	1,765,926	2,999,413	3,886,017

Depreciation and amortization	807,886	1,091,026	1,686,536	2,327,727

Stock-based compensation	(11,096)	180,812	33,196	(389,517)

Restructuring and asset abandonment charge	—	4,645,344	—	4,645,344

Total operating expenses	8,533,137	14,795,510	17,362,378	25,814,279

OPERATING LOSS	(92,809)	(5,893,703)	(580,839)	(7,501,477)

OTHER INCOME (EXPENSE):

Interest income	276,514	467,439	662,962	1,171,486

Interest expense	(41,457)	(82,853)	(100,526)	(182,621)

Total other income, net	235,057	384,586	562,436	988,865

NET INCOME (LOSS)	$142,248	$(5,509,117)	$(18,403)	$(6,512,612)

Basic net income (loss) per common share	$0.00	$(0.13)	$0.00	$(0.15)

Diluted net income (loss) per common share	$0.00	$(0.13)	$0.00	$(0.15)

Basic weighted-average number of shares of common stock outstanding	40,469,620	42,454,363	40,502,805	42,415,442

Effect of dilutive stock options and restricted stock	881,409	—	—	—

Diluted weighted-average number of shares of common stock outstanding	41,351,029	42,454,363	40,502,805	42,415,442

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,403)	$(6,512,612)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,686,536	2,327,727
Stock-based compensation	33,196	(389,517)
Provision for bad debts	(49,762)	—
Non-cash portion of restructuring charge	—	3,425,560

Changes in operating assets and liabilities:
Decrease in accounts receivable	1,164,805	2,320,128
(Increase) decrease in prepaid expenses and other assets	(212,881)	817,656
Decrease in accounts payable and accrued expenses	(583,814)	(726,276)
Decrease in deferred revenue	(2,678,209)	(3,378,856)
(Decrease) increase in accrued restructuring expenses	(148,337)	7,942
Net cash used in operating activities	(806,869)	(2,108,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(432,371)	(479,212)
Sale of investments and marketable securities	9,704,645	16,718,189
Payment of severance, transaction and other exit costs related to businesses acquired	(349,821)	(203,854)
Net cash provided by investing activities	8,922,453	16,035,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1,003,792)	(1,331,447)
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	93,976	194,557
Payment for the repurchase of treasury stock	(154,619)	—
Net cash used in financing activities	(1,064,435)	(1,136,890)
Effect of exchange rate changes on cash and cash equivalents	1,933	79,486
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,053,082	12,869,471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,098,184	15,189,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,151,266	$28,058,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes are as follows:
Interest	$100,526	$182,621
Income taxes	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease arrangements	$—	1,060,137
Issuance of restricted stock grant	$330,900	$—

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of which these notes are part have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002.

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 as of January 1, 2003 has not had a material effect on our financial position and operating results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of this interpretation has not had a significant impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company has adopted the disclosure provisions of SFAS

No. 148 as of December 31, 2002 (see below). The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a material effect on our financial position and operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

STOCK-BASED COMPENSATION

In connection with the grant of stock options and restricted stock to employees, we recognized (reversed) deferred stock-based compensation expense of approximately ($11,000), $181,000, $33,000 and ($390,000) for the three and six months ended June 30, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.  Stock-based compensation for restricted shares is recognized on a straight-line basis. The reversal for the three months ended June 30, 2003 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. Grants of restricted stock are included in common stock outstanding.

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation cost is calculated when certain options were granted under those plans with exercise prices below the fair market value to the market value of the underlying common stock on the date of grant. Stock-based compensation for restricted shares is recognized on a straight-line basis.  Stock- based compensation is deferred and amortized to expense generally over the vesting period of such option grants.

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders as reported	$142,248	$(5,509,117)	$(18,403)	$(6,512,612)

Add (deduct): Stock-based employee compensation expenses included in reported net income (loss)	(11,096)	180,812	33,196	(389,517)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	152,135	(471,553)	(402,007)	(947,286)

Net income (loss) applicable to common stockholders, pro forma	$283,287	$(5,799,858)	$(387,214)	$(7,849,415)

Earnings per share:

Net income (loss) per common share as reported	$0.00	$(0.13)	$0.00	$(0.15)

Net income (loss) per common share, pro-forma	$0.01	$(0.14)	$(0.01)	$(0.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	1.66%	3.82%	2.88%	3.82%
Expected lives	3	5	3	5
Expected Volatility	48%	100%	47%	100%
Expected Dividend Yield	0%	0%	0%	0%

3. OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports other comprehensive income (loss) in accordance with  SFAS  No. 130, “Reporting Comprehensive Income” which requires the disclosure of comprehensive income (loss).  SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses that bypass the traditional income statement and are recorded directly into stockholders’ equity on the balance sheet.  The components of other comprehensive income (loss) for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company’s investments in available-for-sale marketable securities.  Comprehensive income (loss) was approximately $23,000, ($5.4) million, ($139,000) and ($6.6) million for the three and six months ended June 30, 2003 and 2002, respectively.

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

The total purchase price was approximately $2.6 million that consisted of approximately $2.4 million cash paid, net of cash received of approximately $66,000 and $198,000 in acquisition expenses. Included in the $2.6 million of cash paid and pursuant to the purchase agreement, approximately $500,000 was placed in escrow for possible future purchase price adjustments. The escrow amount will be released on the anniversary date of the acquisition, pending any purchase price adjustments.  The Company funded the acquisition through the use of its cash and cash equivalents.

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

Current assets	$470,541
Property and equipment	414,087
Goodwill and other intangible assets	2,278,116
Total assets acquired	3,162,744
Liabilities assumed	(537,667)
Total purchase price	$2,625,077

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

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(in thousands except per share data)	(in thousands except per share data)

Net revenue	$10,238	$21,022

Net loss applicable to common stockholders	$(7,145)	$(9,926)

Pro forma basic and diluted net loss per common share	$(0.17)	$(0.23)

Weighted-average number of shares of common stock outstanding	42,454	42,415

5. RESTRUCTURING AND ASSET ABANDONMENT

During the year ended December 31, 2002, the Company recorded a restructuring and asset abandonment charge of $2.4 million. This charge consisted of two components (1) the reversal of accrued lease payments of $2.2 million upon settlement of a property previously restructured in 2001 and (2) a $4.6 million restructuring and asset abandonment charge related to management’s 2002 restructuring plan.

The following table summarizes the components of the Company’s 2002 restructuring and asset abandonment charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at June 30, 2003

Facility shutdowns	$520,430	$218,316	$7,796	$294,318
Workforce reductions	699,354	699,354	—	—
Asset abandonment charges	3,425,560	—	3,425,560	—
	$4,645,344	$917,670	$3,433,356	$294,318

The Company recorded charges of approximately $0, $4.6 million, $0 and $4.6 million for the three and six months ended June 30, 2003 and 2002, respectively.

In September 2002, management of the Company negotiated an early termination of a lease related to a facility previously restructured in 2001. The negotiated terms included a cash payment of approximately $690,000, paid during 2002, and the forfeiture of a $128,000 security deposit. This resulted in a reversal of previously recognized restructuring expense of approximately $2.2 million.

During the quarter ended June 30, 2002, the Company recorded a $4.6 million restructuring and asset abandonment charge. This charge consisted of $3.4 million of asset abandonment charges, workforce reduction costs of approximately $700,000, and the shutdown or other rationalization of certain sales facilities and a data center of approximately $520,000. The 2002 Plan was materially completed as of December 31, 2002.

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

The following table summarizes the components of the Company’s 2001 restructuring charge:

Cost
		Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at June 30, 2003

Facility shutdowns	$6,028,201	$3,275,769	$2,429,795	$322,637
Workforce reductions	1,297,019	1,297,019	—	—
Asset abandonment charges	4,913,982	—	4,913,982	—
	$12,239,202	$4,572,788	$7,343,777	$322,637

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

The workforce reduction charge of $1.3 million included involuntary employee separation costs for 74 employees worldwide. The Company reduced headcount in sales and marketing, research and development and general and administrative areas. The affected employees received severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. All of the planned employee eliminations were completed as of December 31, 2002. Cash severance payments of approximately $975,000 and $322,000 were made during the years ended December 31, 2001 and 2002, respectively.

The $4.9 million asset abandonment charge consists of $3.4 million for the abandonment of software modules and related professional services incurred in the design of our computing infrastructure and MIS systems as well as $1.5 million for the abandonment of leasehold improvements, furniture and fixtures and computer equipment in conjunction with our facility shutdowns.

6. MARKETABLE SECURITIES

Marketable securities investments as of June 30, 2003 consist of the following:

	COST	UNREALIZED HOLDING GAINS	FAIR VALUE
Corporate Notes and Bonds	$25,656,482	$127,533	$25,784,015

	COST	FAIR VALUE
Due within one year	$8,822,110	$8,898,475
Due after one year through five years	16,834,372	16,885,540
Total marketable securities	$25,656,482	$25,784,015

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity as of June 30, 2003. The Company does not hold these securities for speculative or trading purposes.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company operates in two reporting units, Financial Services and Business Information, under one principal business segment, for purposes of evaluating the recoverability of goodwill and indefinite lived intangibles.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

Balance as of January 1, 2003	$34,874,692
Additional transaction costs related to the Inlumen acquisition	13,170
Balance as of June 30, 2003	$34,887,862

Goodwill at June 30, 2003 consisted of the following:

Stockpoint acquisition	$32,609,746
Inlumen acquisition	2,278,116
$34,887,862

At June 30, 2003 other intangible assets identified from the acquisition of Stockpoint consisted of the Customer List, which is being amortized over four years with amortization expense being recorded in depreciation and amortization. In addition, the Trade Name which has an indefinite life is not being amortized, but instead will be assessed for impairment at least annually. The Company had no other intangible assets as of June 30, 2003. The Company is in the process of obtaining an independent valuation and identifying the intangible assets it has acquired from the acquisition of the operating assets of Inlumen. The Company will finalize its valuation as soon as possible or within one year of the acquisition date.

The Company’s intangible assets and accumulated amortization consist of the following as of June 30, 2003:

	As of June 30, 2003		As of June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets

Customer List	$1,900,000	$435,417	$—	$—

Unamortized Intangible Assets

Trade Name	$600,000	$—	$—	$—

Amortization charged to expense was approximately $119,000 and $238,000 for the three and six months ended June 30, 2003.  There was no amortization expense during the three and six months ended June 30, 2002.

At June 30, 2003, estimated amortization expense for other intangible assets for the next five years is as follows

Year ending December 31,	Estimated Amortization Expense:

2003	$475,000
2004	$475,000
2005	$475,000
2006	$277,000

The Company’s annual impairment test of goodwill and indefinite lived intangible assets under SFAS No. 142 was conducted as of  April 1, 2003.  The result of this impairment test determined that these assets were not impaired.

8.  BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the assumption that options and warrants are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive.  Dilution is computed by applying the “treasury stock” method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Additionally, diluted net income per share also includes the unvested shares of restricted stock.

The conversion of 8,857,585 and 5,430,278 outstanding options and warrants outstanding as of June 30, 2003 and 2002 were not considered in the calculation of diluted net loss per share during the six months ended June 30, 2003 and the three and six months ended June 30, 2002 as the effect would be anti-dilutive.

9. TREASURY STOCK

During the fiscal year 2002, the Board of Directors authorized a stock buy-back program to repurchase up to 2.0 million shares of the Company’s common stock. During the three and six months ended June 30, 2003 the Company repurchased 15,500 and 115,600 shares of common stock at a cost of approximately $20,000 and $150,000. No shares were repurchased for the three and six months ended June 30, 2002.

10. RESTRICTED STOCK

The Company granted a total of 30,000 and 225,000 shares of restricted common stock (“Restricted Stock”) to executives of the Company, pursuant to the 2000 Plan, in June 2003 and January 2003, respectively. The Restricted Stock was issued under the terms and conditions set forth in the 2000 Plan. The Company did not receive proceeds from the issuance of the Restricted Stock. One-third of the Restricted Stock vests on the first anniversary of the grant date, and the remaining shares vest in eight equal quarterly installments thereafter, as long as the Company employs the executive.  The value of restricted stock issued was $56,400 and $330,900 for the three and six months ended June 30, 2003.  The amount of stock-based compensation expense recognized was approximately $23,000 and $47,000 for the three and six months ended June 30, 2003.  There was no restricted stock issued, or expensed during the three and six months ended June 30, 2002.

11.  SUBSEQUENT EVENT

On July 22, 2003 the Company entered into a definitive agreement whereby MarketWatch.com will acquire Pinnacor Inc.  Under the terms of the agreement, a new company will be formed to combine the businesses of MarketWatch.com and Pinnacor.  Each Pinnacor shareholder will have the right to elect either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor stock, subject to pro-ration.  Each MarketWatch.com shareholder will receive one share of stock in the combined company for each share of MarketWatch.com stock.  The aggregate consideration paid to Pinnacor shareholders will be $44 million of cash and 6.5 million shares of the stock of the combined company.  Based on the closing price and the number of outstanding shares of MarketWatch.com’s common stock on July 22, 2003, the aggregate purchase price for Pinnacor would be $103.2 million and Pinnacor stockholders would own approximately 27 percent of the combined company’s equity.  In addition, upon the closing, Pinnacor will nominate two representatives to the new Company’s board of directors.  The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the MarketWatch.com and Pinnacor stockholders.  The transaction is expected to be completed in the fourth quarter of 2003.

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., certain of Pinnacor’s current officers and directors, and MarketWatch.com in the Delaware Chancery Court. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock as of the date of the announcement of the proposed acquisition of Pinnacor by MarketWatch.com.   The lawsuit alleges that the Pinnacor directors breached their fiduciary duties in proceeding with the sale of Pinnacor to MarketWatch.com by agreeing to an inadequate proposed purchase price which fails adequately to compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (MD&A) should be read together with our Condensed Consolidated Financial Statements and related notes contained herein and the information contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003. This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

RECENT DEVELOPMENTS

On July 22, 2003 the Company entered into a definitive agreement whereby MarketWatch.com will acquire Pinnacor Inc.  Under the terms of the agreement, a new company will be formed to combine the businesses of MarketWatch.com and Pinnacor.  Each Pinnacor shareholder will have the right to elect either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor stock, subject to pro-ration.  Each MarketWatch.com shareholder will receive one share of stock in the combined company for each share of MarketWatch.com stock.  The aggregate consideration paid to Pinnacor shareholders will be $44 million of cash and 6.5 million shares of the stock of the combined company.  Based on the closing price and the number of outstanding shares of MarketWatch.com’s common stock on July 22, 2003, the aggregate purchase price for Pinnacor would be $103.2 million and Pinnacor stockholders would own approximately 27 percent of the combined company’s equity.  In addition, upon the closing, Pinnacor will nominate two representatives to the new Company’s board of directors.  The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the MarketWatch.com and Pinnacor stockholders.  The transaction is expected to be completed in the fourth quarter of 2003.

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., certain of Pinnacor’s current officers and directors, and MarketWatch.com in the Delaware Chancery Court. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock as of the date of the announcement of the proposed acquisition of Pinnacor by MarketWatch.com.   The lawsuit alleges that the Pinnacor directors breached their fiduciary duties in proceeding with the sale of Pinnacor to MarketWatch.com by agreeing to an inadequate proposed purchase price which fails adequately to compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction.

CRITICAL ACCOUNTING POLICIES

The SEC has issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Goodwill and Other Intangible Assets:  The Company’s intangibles consist primarily of goodwill from the acquisitions of Stockpoint, Inc. and Inlumen, Inc. accounted for under the purchase method and other intangible assets identified in the acquisition of Stockpoint. The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. Under the  provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite lived Trade Name related to the Company’s Stockpoint acquisition have not been periodically amortized during the six months ended June 30, 2003, but instead are assessed for impairment at least annually. The Customer List is carried at cost less accumulated amortization and the Customer List is being amortized on a straight-line basis over its expected life, which is estimated to be four years.

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

Costs of Computer Software Developed or Obtained for Internal Use:  Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of June 30, 2003, the Company had capitalized a total of approximately $2,227,000 of internal development and software purchase costs relating to web-site development and the Company’s proprietary content engine which were incurred during the application development stage. These costs were fully depreciated as of June 30, 2003.

Software Capitalization for Software Sold Externally:  Prior to 2002, the Company had developed internal use software to provide their products to customers through our ASP model. During 2002, management decided to market its internal use software as “Actrellis”, a standalone product. The Company sold an insignificant amount of Actrellis software during 2002 and for the six months ended June 30, 2003.

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

STOCK-BASED COMPENSATION

In connection with the grant of stock options and restricted stock to employees, we recognized deferred stock-based compensation (income) expense of approximately ($11,000), $33,000, $181,000 and ($390,000) for the three and six months ended June 30, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. The income for the three months ended June 30, 2003 and the six months ended June 30, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees.

In connection with the granting of restricted stock to employees, we recorded deferred stock-based compensation of $56,400, $330,900, $0 and $0 for the three and six months ended June 30, 2003 and 2002, respectively.  There was no deferred stock-based compensation recorded in connection with the granting of stock options during the three and six months ended June 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated.

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%

Operating expenses:

Cost of services (excluding depreciation of 1%, 3%, 1% and 3% for the three and six months ended June 30, 2003 and 2002 respectively, shown below)	35%	32%	35%	32%
Research and development (excluding stock-based compensation of 0%, (2)%, 0%, and 0% for the three and six months ended June 30, 2003 and 2002, respectively, shown below)	21	21	21	22

Sales and marketing (excluding stock-based compensation of 0%, 2%, 0%, and (4)% for the three and six months ended June 30, 2003 and 2002, respectively, shown below)	19	27	19	30
General and administrative (excluding stock-based compensation of 0%, 2%, 0% and 2% for the three and six months ended June 30, 2003 and 2002, respectively, shown below)	16	20	18	21
Depreciation and amortization	10	12	10	13
Stock-based compensation	—	2	—	(2)
Restructuring and asset abandonment charge	—	52	—	25
Total operating expenses	101	166	103	141
Operating loss	(1)	(66)	(3)	(41)
Other income (expense), net	3	4	3	5
Net income (loss)	2%	(62)%	—%	(36)%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUE.  Revenue totaled approximately $8.4 million for the three months ended June 30, 2003, a decrease of approximately $500,000 or 6% from $8.9 million for the three months ended June 30, 2002. This decrease was primarily due to a decrease in the total number of customers partially offset by a 15% increase in the average contract value per customer and the acquisition of Inlumen in November 2002 that accounted for approximately $1.0 million of revenue for the three months ended June 30, 2003.

COST OF SERVICES.  Cost of services remained at approximately $2.9 million for the three months ended June 30, 2003 and 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, cost of services increased to approximately 35% for the three months ended June 30, 2003 from approximately 32% for the three months ended June 30, 2002.  This increase as a percentage of revenue is due an increase in personnel costs related to client customization allocated from research and development.  This was partially offset by cost savings including renegotiated content fee contracts, monthly fees for housing our servers in third-party network data centers and other telecom costs.

RESEARCH AND DEVELOPMENT.  Research and development expenses remained at approximately $1.8 million for the three months ended June 30, 2003 and 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, research and development expenses remained at approximately 21% during the three months ended June 30, 2003 and 2002.

SALES AND MARKETING. Sales and marketing expenses decreased to $1.6 million for the three months ended June 30, 2003, a decrease of approximately $800,000 or 33%, from $2.4 million for the three months ended June 30, 2002.  This was due to a decrease in compensation expense and travel and entertainment costs associated with the reduction of our sales force and a decrease in marketing programs.   As a percentage of revenue, and including Inlumen from its acquisition date, sales and marketing expenses decreased to approximately 19%

for the three months ended June 30, 2003 from approximately 27% for the three months ended June 30, 2002. The decrease in sales and marketing expense as a percentage of revenue resulted primarily from the significant reductions in sales and marketing expenditures outpacing the decrease in revenue.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased to $1.4 million for the three months ended June 30, 2003, a decrease of approximately $400,000 or 22%, from $1.8 million for the three months ended June 30, 2002.  This was due to a significant decrease in bad debt expense and a decrease in personnel costs.  As a percentage of revenue, and including Inlumen from its acquisition date, general and administrative expenses decreased to approximately 16% for the three months ended June 30, 2003 from 20% for the three months ended June 30, 2002. The decrease in general and administrative expense as a percentage of revenue resulted primarily from the significant reductions in general and administrative expenditures outpacing the decrease in revenue.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to approximately $800,000 for the three months ended June 30, 2003, a decrease of approximately $300,000 or 27%, from $1.1 million for the three months ended June 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, depreciation and amortization expense decreased to approximately 10% for the three months ended June 30, 2003 from approximately 12% for the three months ended June 30, 2002.  The decrease in depreciation and amortization expense as a percentage of revenue was due the depreciation savings from the abandonment of $3.4 million of assets in our  restructuring plan completed in June 2002, an overall decrease in the capital assets purchased and certain assets becoming fully depreciated.  This was partially offset by the increase in the amortization of our customer list intangible from our Stockpoint acquisition of approximately $119,000 and approximately $69,000 of depreciation expense from capital assets acquired from Inlumen in the statement of operations for the three months ended June 30, 2003.

In connection with the acquisition of Inlumen, we are in the process of obtaining an independent valuation of the assets and liabilities acquired, as well as identifying the intangible assets acquired in order to finalize the allocation of the purchase price of the transaction.  The valuation will be finalized as soon as possible or within one year of the acquisition date.

STOCK-BASED COMPENSATION.  In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation (income) expense of approximately ($11,000) and $181,000 for the three months ended June 30, 2003 and 2002, respectively.  Included in stock-based compensation expense for the three months ended June 30, 2003 and 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $36,000 and $113,000, respectively.  This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the period, the Company reversed future amortization expense of approximately $50,000 and $205,000, included in the balance sheet as deferred compensation, against paid-in capital for the three months ended June 30, 2003 and 2002, respectively.  As a percentage of revenue, stock based compensation decreased to 0% for the three months ended June 30, 2003 from approximately 2% for the three months ended June 30, 2002.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues.  These measures included asset abandonment charges, the involuntary termination of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office and data center.  As a result of these actions, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned.  As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $5.0 million in operating expenses, including depreciation expense.  However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

We incurred no such restructuring or asset abandonment charges for the three months ended June 30, 2003.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $235,000 for the three months ended June 30, 2003, from approximately $385,000 for the three months ended June 30, 2002. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents and investments in marketable securities.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUE.  Total revenue decreased to $16.8 million for the six months ended June 30, 2003, a decrease of $1.5 million or 8% from $18.3 million for the six months ended June 30, 2002.  This decrease was primarily due to a decrease in the total number of customers partially offset by a 14% increase in the average contract value per customer and the acquisition of Inlumen in November 2002 that accounted for approximately $2.1 million of revenue for the six months ended June 30, 2003.

COST OF SERVICES.  Cost of services increased to approximately $5.9 million for the six months ended June 30, 2003, an increase of approximately $100,000 or 2%, from $5.8 million for the six months ended June 30, 2002.  The acquisition of Inlumen, which occurred on November 20, 2002, accounted for approximately $703,000 of incremental cost of services for the six months ended June 30, 2003.  As a percentage of revenue, and including Inlumen from its acquisition date, cost of services increased to approximately 35% for the six months ended June 30, 2003 from approximately 32% for the six months ended June 30, 2002.  This increase as a percentage of revenue is due to higher cost of services as a percentage of revenues due to an increase in personnel costs related to client customization.  This was partially offset by cost savings including renegotiated content fee contracts, monthly fees for housing our servers in third-party network data centers and other telecom costs.

RESEARCH AND DEVELOPMENT.  Research and development costs decreased to approximately $3.6 million for the six months ended June 30, 2003, a decrease of approximately $400,000 or 10%, from $4.0 million for the six months ended June 30, 2003.  This was primarily due to a net decrease in personnel costs as a result of fully realizing the savings from our restructuring plans and from the greater allocation of salaries into cost of services related to client customization.  As a percentage of revenue, and including Inlumen from its acquisition date, research and development expenses decreased to approximately 21% during the six months ended June 30, 2003 from approximately 22% for the six months ended June 30, 2002.  This decrease in research and development expense as a percentage of revenue resulted primarily from the reduction in research and development expenses outpacing the decrease in revenue.

SALES AND MARKETING.  Sales and marketing expenses decreased to $3.2 million for the six months ended June 30, 2003, a decrease of approximately $2.3 million or 42%, from $5.5 million for the six months ended June 30, 2002.  This was due to a decrease in marketing programs and a decrease in compensation expense and travel and entertainment costs associated with the reduction of our sales force.   As a percentage of revenue, and including Inlumen from the acquisition date, sales and marketing expenses decreased to approximately 19% for the six months ended June 30, 2003 from approximately 30% for the six months ended June 30, 2002.  The decrease in sales and marketing expense as a percentage of revenue resulted primarily from the significant reductions in sales and marketing expenditures outpacing the decrease in revenue.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses decreased to $3.0 million for the six months ended June 30, 2003, a decrease of approximately $900,000 or 23%, from $3.9 million for the six months ended June 30,2002.  This was due to a significant decrease in bad debt expense, a decrease in facilities, personnel costs and professional fees.  As a percentage of revenue, and including Inlumen from the acquisition date, general and administrative expenses decreased to approximately 18% for the six months ended June 30, 2003 from approximately 21% for the six months ended June 30, 2002. The general and administrative expense as a percentage of revenue resulted primarily from the significant reductions in general and administrative expenditures outpacing the decrease in revenue.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to approximately $1.7 million for the six months ended June 30, 2003, a decrease of approximately $600,000 or 26%, from $2.3 million for the six months ended June 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, depreciation and amortization expense decreased to approximately 10% for the six months ended June 30, 2003 from approximately 13% for the six months ended June 30, 2002.  The decrease in depreciation and amortization expense as a percentage of revenue was due to the depreciation savings from the abandonment of $3.4 million of assets in our  restructuring plan completed in June 2002, an overall decrease in the capital assets purchased and certain assets becoming fully depreciated.  This was partially offset by the increase in the amortization of our customer list intangible from our Stockpoint acquisition of approximately $238,000 and approximately $138,000 of depreciation expense from capital assets acquired from Inlumen included in the statement of operations for the six months ended June 30, 2003.

STOCK-BASED COMPENSATION.  In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation (income) expense of approximately $33,000 and ($390,000) for the six months ended June 30, 2003 and 2002, respectively.  Included in stock-based compensation expense for the six months ended June 30, 2003 and 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $36,000 and $752,000, respectively.  This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the period, the Company reversed future amortization expense of approximately $65,000 and $1.5 million, included in the balance sheet as deferred compensation, against paid-in capital for the six months ended June 30, 2003 and 2002, respectively.  As a percentage of revenue, stock based compensation increased to 0% for the six months ended June 30, 2003 from approximately (2)% for the six months ended June 30, 2002.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues.  These measures included asset abandonment charges, the involuntary termination of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office and data center.  As a result of these actions, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned.  As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $5.0 million in operating expenses, including depreciation expense.  However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

We incurred no such restructuring or asset abandonment charges for the six months ended June 30, 2003.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $562,000 for the six months ended June 30, 2003, from approximately $989,000 for the six months ended June 30, 2002. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents and investments in marketable securities.

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

QUARTERLY OPERATING RESULTS

(In thousands except per share data)

	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Total revenue	$7,244	$9,405	$9,411	$8,902	$8,051	$8,203	$8,341	$8,440

Operating expenses:
Cost of services (excluding depreciation of $156, $227, $247, $229, $164, $132, $102 and $103 in the third quarter of 2001 through the second quarter of 2003, respectively, as shown below)	2,239	2,866	2,988	2,851	2,719	2,922	2,958	2,930
Research and development (excluding stock-based compensation of $161, $236, $23, $(99), $(39), $187, $3 and $(3) in the third quarter of 2001 through the second quarter of 2003, respectively, as shown below)	2,150	1,893	2,128	1,849	1,760	1,676	1,783	1,792
Sales and marketing (excludes stock-based compensation of $(473), $(196), $(734), $139, $(67), $(266), $17 and $(7) in the third quarter of 2001 through the second quarter of 2003, respectively, as shown below)	3,145	3,377	3,116	2,413	1,973	1,551	1,558	1,623
General and administrative (excludes stock-based compensation of $485, $(296), $141, $141, $139, $246, $24 and $(1) in the third quarter of 2001 through the second quarter of 2003, respectively, as shown below)	3,128	2,671	2,120	1,766	1,513	1,804	1,608	1,391
Depreciation and amortization	1,141	1,353	1,236	1,091	906	901	878	808
Stock-based compensation	173	(256)	(570)	181	33	167	44	(11)
Restructuring and asset abandonment	12,239	—	—	4,645	(2,183)	—	—	—

Total operating expenses	24,215	11,904	11,018	14,796	6,721	9,021	8,829	8,533

Operating income (loss)	(16,971)	(2,499)	(1,607)	(5,894)	1,330	(818)	(488)	(93)
Other income	213	607	604	385	340	328	327	235

Income (loss) attributable to common stockholders	$(16,758)	$(1,892)	$(1,003)	$(5,509)	$1,670	$(490)	$(161)	$142

Basic net income (loss) per common share	$(0.42)	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	$0.00	$0.00

Diluted net income (loss) per common share	$(0.42)	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	$0.00	$0.00

Weighted-average number of shares used in computation of basic net loss per share	40,087	42,256	42,377	42,454	42,755	40,483	40,762	40,470

Weighted-average number of shares used in computation of diluted net loss per share	40,087	42,256	42,377	42,454	42,826	40,483	40,762	41,351

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities included $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of June 30, 2003, we had cash and cash equivalents and marketable securities of approximately $47.9 million.

We have commitments to make future payments under various lease agreements for computer and networking equipment and our facilities leases. Future commitments under these leases are as follows:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$1,753,878	$1,099,576	$654,302	$—	$—
Operating leases	$4,716,000	$723,000	$1,963,000	$1,244,000	$786,000

We operate from leased premises in New York, satellite offices in San Francisco, Iowa, and Israel. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, are approximately $1.4 million for the year ended December 31, 2003. For the year ended December 31, 2002, we negotiated a favorable buyout of one of our real estate leases for approximately $2.2 million. As a result of this buyout, we reduced our expected future minimum lease payment obligation by approximately $3.3 million. For the six months ended June 30, 2003 and 2002, our capital expenditures were approximately $432,000 and $479,000, respectively. Capital expenditures were primarily for computers, hardware, software and networking equipment.

As of June 30, 2003, our principal commitments consisted of obligations outstanding under a series of capital leases for computer and networking equipment and our facilities leases. In prior years, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $1.7 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each capital lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or approximately 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.

For the six months ended June 30, 2003 and 2002, the net cash used in operating activities was approximately $800,000 and $2.1 million, respectively.  The net cash used in operating activities for the six months ended June 30, 2003 resulted primarily from a decrease in accounts payable and accrued expenses of approximately $584,000, a non-cash decrease in deferred revenue of $2.7 million, a decrease in accrued restructuring expenses of $148,000, and an increase in prepaid expenses of $213,000. This was offset by non-cash charges of approximately $1.7 million and a decrease in accounts receivable of approximately $1.2 million.  The net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from net losses of $6.5 million, a decrease in accounts payable and accrued expenses of approximately $726,000 and a non-cash decrease in deferred revenue of $3.4 million.  This was offset by non-cash charges of approximately $5.4 million, a decrease in accounts receivable of approximately $2.3 million and a decrease in prepaid expenses and other current assets of approximately $818,000.

For the six months ended June 30, 2003 and 2002, the net cash provided by investing activities was approximately $8.9 million and $16.0 million, respectively.  The net cash provided by investing activities for the six months ended June 30, 2003 resulted principally from the proceeds of matured long-term marketable securities reinvested into cash equivalents of approximately $9.7 million, offset by approximately $350,000 for the payments of exit costs associated with the acquisitions of Stockpoint and Inlumen, and approximately $432,000 for the purchase of property and equipment.  The net cash provided by investing activities for the six months ended June 30, 2002 resulted principally from the proceeds of matured long-term marketable securities reinvested into cash equivalents of approximately $16.7 million, offset by approximately $204,000 for the payments of exit costs associated with the acquisition of Stockpoint, and approximately $479,000 for the purchase of property and equipment.

For the six months ended June 30, 2003 and 2002, the net cash used in financing activities was approximately $1.1 million, respectively.  The net cash used in financing activities for the six months ended June 30, 2003 was primarily from repayments of our capital lease obligations of approximately $1.0 million and approximately $155,000 used for the repurchase of treasury stock offset by proceeds of approximately $94,000 from the exercise of stock options and stock purchases by employees.  The net cash used in financing activities for the six months ended June 30, 2002 was primarily from repayments of our capital lease obligations of approximately $1.3 million offset by proceeds of approximately $195,000 from the exercise of stock options and stock purchases by employees.

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

RISKS RELATED TO OUR BUSINESS

THE RECENT ANNOUNCEMENT THAT MARKETWATCH.COM, INC. WILL ACQUIRE PINNACOR COULD ADVERSELY AFFECT OUR BUSINESS.

Our business and results of operations could be affected by the announced acquisition of Pinnacor by MarketWatch. On July 23, 2003, we entered into an agreement whereby MarketWatch will acquire Pinnacor. The announcement of the acquisition could have an adverse effect on our revenue if customers delay, defer, or cancel purchases pending consummation of the planned acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our services due to potential uncertainty about the direction of the combined company's product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned acquisition, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships.

We may suffer additional consequences if the acquisition by Marketwatch were not to be completed. If such transaction were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•      We would not realize the benefits we expect from becoming a part of a combined company with MarketWatch, including the potentially enhanced financial and competitive position;

•      Activities relating to the merger and related uncertainties may divert our management's attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•      The market price of our common stock could decline following an announcement that the transaction has been abandoned, to the extent that the current market price reflects a market assumption that the transaction will be completed;

•      We could be required to pay MarketWatch a termination fee and provide reimbursement to MarketWatch for certain costs incurred;

•      We would remain liable for our costs related to the transaction, such as legal and accounting fees and the financial advisory fees;

•      We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed transaction, we and MarketWatch expect to file a joint proxy statement/prospectus with the SEC. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, MarketWatch and the proposed merger, risks relating to the transaction and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

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

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES.

Until the quarter ended June 30, 2003 we had incurred operating losses (excluding non-recurring reversals of prior restructuring charges in the third quarter of 2002) in every quarter since we began our current line of business in 1998. While our operating losses have narrowed significantly in recent quarters, our ability to achieve profitability will depend on our ability to generate and sustain higher net sales while maintaining reasonable expense levels. We cannot be certain that if we were to achieve profitability, we would be able to sustain or increase that profitability.

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

While the majority of our customers are large and mid-sized enterprise customers, a number of our customers are smaller startup companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of June 30, 2003 was approximately $570,000. While our bad debt expense has narrowed significantly in recent quarters and, we believe, will continue to narrow, we may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”) which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 since January 1, 2003 has not had a material effect on our financial position and operating results.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of this interpretation is not expected to have a significant impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company is currently evaluating the effects of this change on their consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The Company has adopted the disclosure provisions of  SFAS No. 148 as of December 31, 2002 (see  Note 7  to the condensed consolidated Financial Statements). The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement has not had a material effect on our financial position and operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Exchange Rate Sensitivity - We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of June 30, 2003 the effect of foreign exchange rate fluctuations was not material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., certain of Pinnacor’s current officers and directors, and MarketWatch.com in the Delaware Chancery Court. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock as of the date of the announcement of the proposed acquisition of Pinnacor by MarketWatch.com.   The lawsuit alleges that the Pinnacor directors breached their fiduciary duties in proceeding with the sale of Pinnacor to MarketWatch.com by agreeing to an inadequate proposed purchase price which fails adequately to compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From the date of receipt of funds from our initial public offering through June 30, 2003, the net proceeds of the offering have been used to support our domestic sales and marketing activities, our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On June 12, 2003 the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as class III directors to serve until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified, and (2) the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. The three nominees were elected and Deloitte & Touche LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the voting are set forth below:

Election of directors	Votes for	Votes against	Votes abstained
James Davis	34,998,527	367,511
Kevin Clark	35,002,295	363,743
David Hodgson	33,684,052	1,681,986

Ratification of auditors	35,283,032	77,284	5,722

ITEM 5. OTHER INFORMATION

On July 22, 2003 the Company and MarketWatch.com, Inc. announced that they signed a definitive agreement whereby MarketWatch.com will acquire Pinnacor.  Under the terms of the agreement, a new company will be formed to combine the businesses of MarketWatch.com and Pinnacor.  Each Pinnacor stockholder will have the right to elect either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor stock, subject to proration.  Each MarketWatch.com stockholder will receive one share of stock in the combined company for each share of MarketWatch.com stock. The aggregate consideration paid to Pinnacor stockholders will be $44 million in cash and 6.5 million shares of the stock of the combined company. Based on the closing price and the number of outstanding shares of MarketWatch.com’s common stock on July 22, 2003, the aggregate purchase price for Pinnacor would be $103.2 million and Pinnacor stockholders will own approximately 27 percent of the combined company’s equity. In addition, upon the closing, Pinnacor will nominate two representatives to the new company’s board of directors.  The acquisition is subject to customary closing conditions, including regulatory approval and the approval of MarketWatch.com and Pinnacor stockholders. The transaction is expected to be completed during the fourth quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

2.1   Agreement and Plan of Merger, dated July 22, 2003, by and among NMP, Inc., MarketWatch.com, Inc., Pinnacor Inc., Maple Merger Sub, Inc. and Pine Merger Sub, Inc. (incorporated by reference to Form 8-K filed with the SEC on July 24, 2003).

10.1   Voting and Waiver Agreement, dated July 22, 2003, by and among NMP, Inc., MarketWatch.com, Inc., Pinnacor Inc., CBS Broadcasting Inc. and Pearson International Finance Ltd. (incorporated by reference to Form 8-K filed with the SEC on July 24, 2003)

10.2   Form of Voting Agreement, dated as of July 22, 2003, by and among NMP, Inc., MarketWatch.com, Inc. and each of certain individual stockholders of Pinnacor Inc. (incorporated by reference to Form 8-K filed with the SEC on July 24, 2003)

10.3   Form of Affiliate Agreement, dated as of July 22, 2003, by and among NMP, Inc., MarketWatch.com, Inc. and each of certain individual stockholders of Pinnacor Inc. (incorporated by reference to Form 8-K filed with the SEC on July 24, 2003)

31.1   CEO Section 302 certification

31.2   CFO Section 302 certification

32.1   CEO Section 906 certification

32.2   CFO Section 906 certification

(b)           Reports on Form 8-K

On May 5, 2003 the registrant submitted a report on Form 8-K under Item 12 to file a press release dated April 29, 2003 reporting its financial results for the first quarter of 2003 and a transcript of the registrant’s conference call held on April 29, 2003 reporting its financial results for such quarter.

On July 24, 2003 the registrant submitted a report on Form 8-K under Item 5 to file a merger agreement, voting agreements, affiliate agreements and a press release in connection with the signing of a definitive merger agreement dated July 22, 2003 whereby MarketWatch.com will acquire the registrant

On July 29, 2003 the registrant submitted a report on Form 8-K under Item 12 to file a press release dated July 29, 2003 reporting its financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACOR, INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ KIRK LOEVNER	President, Chief Executive Officer and Chairman	August 14, 2003
Kirk Loevner

/s/ DAVID M. OBSTLER	Chief Financial Officer, Executive Vice President of Corporate Development & Strategy and Treasurer	August 14, 2003
David M. Obstler