Form 10-Q
period 2003-09-30
PINNACOR INC
filed 2003-11-14
CIK 1106917

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2003

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

Yes ☐  No ☒

As of November 6, 2003 there were 40,902,178 shares of the Registrant’s common stock outstanding.

PINNACOR INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PINNACOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$29,040,526	$15,098,184

Marketable securities	18,690,656	35,611,212

Accounts receivable, net of allowance for doubtful accounts of $570,000 and $620,000 as of September 30, 2003 and December 31, 2002, respectively	4,262,244	5,253,667

Prepaid expenses	1,865,368	1,142,691
Total current assets	53,858,794	57,105,754

PROPERTY AND EQUIPMENT-Net of accumulated depreciation and amortization	4,530,796	5,791,930

GOODWILL	34,887,862	34,874,692

OTHER INTANGIBLE ASSETS-Net of accumulated amortization	1,945,833	2,302,083

OTHER ASSETS	612,585	793,866
TOTAL ASSETS	$95,835,870	$100,868,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,445,409	$4,610,897

Accrued restructuring and other expenses	550,413	765,292

Deferred revenue	4,869,331	8,333,593

Current portion of capital lease obligations	1,058,875	1,576,174
Total current liabilities	11,924,028	15,285,956

NONCURRENT LIABILITIES:

Capital lease obligations, less current portion	417,938	1,181,496
Total liabilities	12,341,966	16,467,452

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value, 100,000,000 shares authorized and 45,310,095 and 44,848,386 issued and 40,885,316 and 40,539,207 outstanding at September 30, 2003 and December 31, 2002	453,101	448,484

Additional paid-in capital	225,591,769	225,121,104

Warrants	1,708,304	1,708,304

Deferred compensation	(315,799)	(118,233)

Treasury stock, 4,424,779 and 4,309,179 shares at September 30, 2003 and December 31, 2002, respectively, at cost	(4,301,299)	(4,146,680)

Accumulated deficit	(139,798,581)	(138,962,620)

Accumulated other comprehensive income	156,409	350,514
Total stockholders’ equity	83,493,904	84,400,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,835,870	$100,868,325

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
NET REVENUE	$8,346,782	$8,050,994	$25,128,321	$26,363,796

OPERATING EXPENSES:

Cost of services (excluding depreciation of $102,310, $164,354, $307,443 and $640,647 for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, shown below)	2,801,918	2,719,283	8,689,643	8,558,395

Research and development (excluding stock-based compensation of $5,619, $(39,026), $5,977 and $(115,608) for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, shown below)	1,850,813	1,760,370	5,425,367	5,737,187

Sales and marketing (excluding stock-based compensation of $(16,427), $(66,615), $(6,337) and $(662,332) for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, shown below)	1,476,709	1,972,508	4,657,663	7,501,287

General and administrative (excluding stock-based compensation of $17,936, $139,083, $40,684 and $421,866 for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, shown below)	2,542,173	1,511,281	5,541,586	5,397,298

Depreciation and amortization	702,756	906,287	2,389,292	3,234,014

Stock-based compensation	7,128	33,442	40,324	(356,075)

Restructuring and asset abandonment charge	—	(2,182,600)	—	2,462,744

Total operating expenses	9,381,497	6,720,571	26,743,875	32,534,850

OPERATING INCOME (LOSS)	(1,034,715)	1,330,423	(1,615,554)	(6,171,054)

OTHER INCOME (EXPENSE):

Interest income	249,463	399,242	912,425	1,570,728

Interest expense	(32,306)	(59,485)	(132,832)	(242,106)

Total other income, net	217,157	339,757	779,593	1,328,622

NET INCOME (LOSS)	$(817,558)	$1,670,180	$(835,961)	$(4,842,432)

Basic net income (loss) per common share	$(0.02)	$0.04	$(0.02)	$(0.11)

Diluted net income (loss) per common share	$(0.02)	$0.04	$(0.02)	$(0.11)

Basic weighted-average number of shares of common stock outstanding	40,584,120	42,754,640	40,533,744	42,528,508

Effect of dilutive stock options and restricted stock	—	71,566	—	—

Diluted weighted-average number of shares of common stock outstanding	40,584,120	42,826,206	40,533,744	42,528,508

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(835,961)	$(4,842,432)

Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:

Depreciation and amortization	2,389,292	3,234,014

Stock-based compensation	40,324	(356,075)

Provision for bad debts	(49,762)	—

Non-cash portion of restructuring charge	—	3,425,560

Changes in operating assets and liabilities:

Decrease in accounts receivable	1,038,016	2,196,879

(Increase) decrease in prepaid expenses and other assets	(541,396)	658,257

Increase (decrease) in accounts payable and accrued expenses	1,173,867	(1,087,682)

Decrease in deferred revenue	(3,464,261)	(3,747,137)

Decrease in accrued restructuring expenses	(214,879)	(3,539,387)

Net cash used in operating activities	(464,760)	(4,058,003)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(771,451)	(493,680)

Sale of investments and marketable securities	16,719,628	9,814,184

Payment for business acquired, net of cash received	—	(105,650)
Payment of severance, transaction and other exit costs related to businesses acquired	(349,821)	(338,586)

Net cash provided by investing activities	15,598,356	8,876,268

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of capital lease obligations	(1,280,857)	(1,890,667)
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	237,399	548,220

Payment for the repurchase of treasury stock	(154,618)	(3,105,851)

Net cash used in financing activities	(1,198,076)	(4,448,298)
Effect of exchange rate changes on cash and cash equivalents	6,822	119,911

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,942,342	489,878

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,098,184	15,189,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,040,526	$15,679,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes are as follows:

Interest	$132,832	$242,106
Income taxes	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease arrangements	$—	1,060,137
Issuance of restricted stock grant	$330,900	$—

See accompanying notes to condensed consolidated financial statements.

PINNACOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
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

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 as of January 1, 2003 has not had a material effect on our financial position and operating results.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on our financial position and operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

STOCK-BASED COMPENSATION

In connection with the grant of stock options and restricted stock to employees, we recognized (reversed) deferred stock-based compensation expense of approximately $7,000, $33,000, $40,000 and ($356,000) for the three and nine months ended September 30, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options.  Stock-based compensation for restricted shares is recognized on a straight-line basis. The reversal for the nine months ended September 30, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. Grants of restricted stock are included in common stock outstanding.

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation cost is calculated when certain options were granted under those plans with exercise prices below the fair market value to the market value of the underlying common stock on the date of grant. Stock-based compensation for restricted shares is recognized on a straight-line basis.  Stock- based compensation is deferred and amortized to expense generally over the vesting period of such option grants.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders as reported	$(817,558)	$1,670,180	$(835,961)	$(4,842,432)

Add (deduct): Stock-based employee compensation expenses included in reported net income (loss), less stock-based compensation expense related to restricted stock of $27,575, $0, $74,892 and $0 for the three and nine months ended September 30, 2003 and 2002, respectively	(20,447)	33,442	(34,568)	(356,075)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(586,937)	(431,985)	(969,113)	(1,379,271)

Net income (loss) applicable to common stockholders, pro forma	$(1,406,942)	$1,271,637	$(1,839,642)	$(6,577,778)
Earnings per share:
Net income (loss) per common share as reported	$(0.02)	$0.04	$(0.02)	$(0.11)
Net income (loss) per common share, pro-forma	$(0.03)	$0.03	$(0.05)	$(0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Risk-free interest rate	1.99%	3.82%	2.83%	3.82%
Expected lives	3	5	3	5
Expected Volatility	57%	100%	47%	100%
Expected Dividend Yield	0%	0%	2.87%	0%

3. OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports other comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” which requires the disclosure of comprehensive income (loss).  SFAS No. 130 requires that in addition to net income (loss), a Company should report other comprehensive income (loss) consisting of gains and losses that bypass the traditional income statement and are recorded directly into stockholders’ equity on the balance sheet.  The components of other comprehensive income (loss) for the Company consist of unrealized gains and losses relating to the translation of foreign currency and unrealized gains and losses relating to the Company’s investments in available-for-sale marketable securities.  Comprehensive income (loss) was approximately $(900,000), $1.7 million, $(1.0) million and $(4.8) million for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(in thousands except per share data)	(in thousands except per share data)

Net revenue	$9,259	$30,281

Net income (loss) applicable to common stockholders	$535	$(9,391)

Pro forma basic net income (loss) per common share	$0.01	$(0.22)
Pro forma diluted net income (loss) per common share	$0.01	$(0.22)
Basic weighted-average number of shares of common stock outstanding	42,755	42,529
Diluted weighted average number of shares of common stock outstanding	42,826	42,529

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

The following table summarizes the components of the Company’s 2002 restructuring and asset abandonment charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at September 30, 2003

Facility shutdowns	$520,430	$269,771	$7,796	$242,863
Workforce reductions	699,354	699,354	—	—
Asset abandonment charges	3,425,560	—	3,425,560	—
	$4,645,344	$969,125	$3,433,356	$242,863

The Company recorded charges (reversals) of approximately $0, $(2.2) million, $0 and $2.4 million for the three and nine months ended September 30, 2003 and 2002, respectively.

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

The following table summarizes the components of the Company’s 2001 restructuring charge:

	Cost	Cash Payments Made	Non-cash Charges Utilized	Balance Remaining at September 30, 2003

Facility shutdowns	$6,028,201	$3,290,856	$2,429,795	$307,550
Workforce reductions	1,297,019	1,297,019	—	—
Asset abandonment charges	4,913,982	—	4,913,982	—
	$12,239,202	$4,587,875	$7,343,777	$307,550

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

6. MARKETABLE SECURITIES

Marketable securities investments as of September 30, 2003 consist of the following:

	COST	UNREALIZED HOLDING GAINS	FAIR VALUE
Corporate Notes and Bonds	$18,646,146	$44,510	$18,690,656

	COST	FAIR VALUE
Due within one year	$8,531,689	$8,569,178
Due after one year through five years	10,114,457	10,121,478
Total marketable securities	$18,646,146	$18,690,656

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity as of September 30, 2003. The Company does not hold these securities for speculative or trading purposes.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company operates in two reporting units, Financial Services and Business Information, under one principal business segment, for purposes of evaluating the recoverability of goodwill and indefinite lived intangibles.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows:

Balance as of January 1, 2003	$34,874,692
Additional transaction costs related to the Inlumen acquisition	13,170
Balance as of September 30, 2003	$34,887,862

Goodwill at September 30, 2003 consisted of the following:

Stockpoint acquisition	$32,609,746
Inlumen acquisition	2,278,116
$34,887,862

At September 30, 2003 other intangible assets identified from the acquisition of Stockpoint consisted of the Customer List, which is being amortized over four years with amortization expense being recorded in depreciation and amortization. In addition, the Trade Name, which has an indefinite life is not being amortized, but instead will be assessed for impairment at least annually. The Company had no other intangible assets as of September 30, 2003. The Company is in the process of obtaining an independent valuation and identifying the intangible assets it has acquired from the acquisition of the operating assets of Inlumen. The Company will finalize its valuation as soon as possible or within one year of the acquisition date.

The Company’s intangible assets and accumulated amortization consist of the following as of September 30, 2003:

	As of September 30, 2003		As of September 30, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets

Customer List	$1,900,000	$554,167	$1,900,000	$79,197

Unamortized Intangible Assets

Trade Name	$600,000	$—	$600,000	$—

Amortization charged to expense was approximately $119,000 and $356,000 for the three and nine months ended September 30, 2003.  Amortization charged to expense was approximately $79,000 for the three and nine months ended September 30, 2002.

At September 30, 2003, estimated amortization expense for other intangible assets for the next five years is as follows

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

The conversion of 4,877,622 and 4,164,106 outstanding options and warrants outstanding as of September 30, 2003 and 2002 were not considered in the calculation of diluted net loss per share during the three and nine months ended September 30, 2003 and the nine months ended September 30, 2002 as the effect would be anti-dilutive.

9. TREASURY STOCK

During the fiscal year 2002, the Board of Directors authorized a stock buy-back program to repurchase up to 2.0 million shares of the Company’s common stock. During the nine months ended September 30, 2003 the Company repurchased 115,600 shares of common stock at a cost of approximately $150,000. No shares were repurchased for the three months ended September 30, 2003 and the three and six months ended September 30, 2002.

10. RESTRICTED STOCK

The Company granted a total of 30,000 and 225,000 shares of restricted common stock (“Restricted Stock”) to executives of the Company, pursuant to the 2000 Plan, in June 2003 and January 2003, respectively. The Restricted Stock was issued under the terms and conditions set forth in the 2000 Plan. The Company did not receive proceeds from the issuance of the Restricted Stock. One-third of the Restricted Stock vests on the first anniversary of the grant date, and the remaining shares vest in eight equal quarterly installments thereafter, as long as the Company employs the executive.  The value of restricted stock issued was $331,000 for the nine months ended September 30, 2003.  The amount of stock-based compensation expense recognized was approximately $28,000 and $75,000 for the three and nine months ended September 30, 2003.  There was no restricted stock issued, or expensed during the three months ended September 30, 2003 and the three and nine months ended September 30, 2002.

11. PENDING DISPOSITION

On July 22, 2003 the Company entered into a definitive agreement whereby MarketWatch.com will acquire Pinnacor Inc.  Under the terms of the agreement, a new company will be formed to combine the businesses of MarketWatch.com and Pinnacor.  Each Pinnacor shareholder will have the right to elect either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor stock, subject to pro-ration.  Each MarketWatch.com shareholder will receive one share of stock in the combined company for each share of MarketWatch.com stock.  The aggregate consideration paid to Pinnacor shareholders will be $44 million of cash and 6.5 million shares of the stock of the combined company.  Based on the closing price and the number of outstanding shares of MarketWatch.com’s common stock on July 22, 2003, the aggregate purchase price for Pinnacor would be $103.2 million and Pinnacor stockholders would own approximately 27 percent of the combined company’s equity.  In addition, upon the closing, Pinnacor will nominate two representatives to the new Company’s board of directors.  The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the MarketWatch.com and Pinnacor stockholders.  The transaction is expected to be completed in the fourth quarter of 2003. See Footnote 12 for pending litigation related to this matter.

12. LITIGATION

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., Pinnacor’s current directors, a Pinnacor officer and MarketWatch.com in the Delaware Chancery Court.  The plaintiffs filed an amended complaint on September 17, 2003, which named Holdco, Pine Merger Sub and Maple Merger Sub as defendants to the action.  The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock who allegedly are or will be threatened with injury arising from actions by the defendants in connection with the merger.   The lawsuit alleges that Pinnacor’s directors breached their fiduciary duties in proceeding with the merger by agreeing to a proposed purchase price that fails to adequately compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit alleges that MarketWatch knowingly aided and abetted these breaches of fiduciary duty in some unspecified way.  The lawsuit also alleges that the registration statement on Form S-4, which includes the joint proxy statement-prospectus, contains material misrepresentations and omissions which render it defective.  The lawsuit seeks an unspecified amount of damages and also an injunction against consummation of the proposed transaction.  The plaintiff has moved for expedited discovery and has requested the production of documents from Pinnacor and MarketWatch.  Pinnacor and MarketWatch have begun producing documents responsive to the plaintiff’s request.

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

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., Pinnacor’s current directors, a Pinnacor officer and MarketWatch.com in the Delaware Chancery Court.  The plaintiffs filed an amended complaint on September 17, 2003, which named Holdco, Pine Merger Sub and Maple Merger Sub as defendants to the action.  The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock who allegedly are or will be threatened with injury arising from actions by the defendants in connection with the merger.   The lawsuit alleges that Pinnacor’s directors breached their fiduciary duties in proceeding with the merger by agreeing to a proposed purchase price that fails to adequately compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit alleges that MarketWatch knowingly aided and abetted these breaches of fiduciary duty in some unspecified way.  The lawsuit also alleges that the registration statement on Form S-4, which includes the joint proxy statement-prospectus, contains material misrepresentations and omissions which render it defective.  The lawsuit seeks an unspecified amount of damages and also an injunction against consummation of the proposed transaction.  The plaintiff has moved for expedited discovery and have requested the production of documents from Pinnacor and MarketWatch.  Pinnacor and MarketWatch have begun producing documents responsive to the plaintiff’s request.

CRITICAL ACCOUNTING POLICIES

The SEC has issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Goodwill and Other Intangible Assets:  The Company’s intangibles consist primarily of goodwill from the acquisitions of Stockpoint, Inc. and Inlumen, Inc. accounted for under the purchase method and other intangible assets identified in the acquisition of Stockpoint. The other intangible assets acquired from Stockpoint were its Trade Name valued at $600,000 and Customer List valued at $1,900,000. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite lived Trade Name related to the Company’s Stockpoint acquisition have not been periodically amortized during the three and nine months ended September 30, 2003, but instead are assessed for impairment at least annually. The Customer List is carried at cost less accumulated amortization and the Customer List is being amortized on a straight-line basis over its expected life, which is estimated to be four years.

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

Costs of Computer Software Developed or Obtained for Internal Use:  Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and post-implementation stage. The Company amortizes these capitalized costs over the life of the systems, which is estimated to be two years. As of September 30, 2003, the Company had capitalized a total of approximately $2,227,000 of internal development and software purchase costs relating to web-site development and the Company’s proprietary content engine which were incurred during the application development stage. These costs were fully depreciated as of September 30, 2003.

Software Capitalization for Software Sold Externally:  Prior to 2002, the Company had developed internal use software to provide their products to customers through our ASP model. During 2002, management decided to market its internal use software as “Actrellis”, a standalone product. The Company sold an insignificant amount of Actrellis software during 2002 and for the nine months ended September 30, 2003.

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

STOCK-BASED COMPENSATION

In connection with the grant of stock options and restricted stock to employees, we recognized deferred stock-based compensation (income) expense of approximately $7,000, $33,000, $40,000 and ($356,000) for the three and nine months ended September 30, 2003 and 2002, respectively. Stock-based compensation is a result of the issuance of stock options to employees, directors and affiliated parties with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the date of the applicable grant. This difference is recorded as a reduction of stockholders’ equity and amortized as non-cash compensation expense on an accelerated basis over the vesting period of the related options. The income for the nine months ended September 30, 2002 relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees.

In connection with the granting of restricted stock to employees, we recorded deferred stock-based compensation of $331,000, for the nine months ended September 30, 2003. There was no deferred stock-based compensation recorded in connection with the granting of stock options during the three months ended September 30, 2003 and the three and nine months ended September 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth our unaudited results of operations as a percentage of revenue for the periods indicated.

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%

Operating expenses:

Cost of services (excluding depreciation of 1%, 2%, 1% and 2% for the three and nine months ended September 30, 2003 and 2002 respectively, shown below)	34%	34%	35%	32%
Research and development (excluding stock-based compensation of 0%, 0%, 0%, and 0% for the three and nine months ended September 30, 2003 and 2002, respectively, shown below)	22	22	21	22

Sales and marketing (excluding stock-based compensation of 0%, (1)%, 0%, and (3)% for the three and nine months ended September 30, 2003 and 2002, respectively, shown below)	18	24	18	28
General and administrative (excluding stock-based compensation of 0%, 1%, 0% and 2% for the three and nine months ended September 30, 2003 and 2002, respectively, shown below)	30	19	22	20
Depreciation and amortization	8	11	10	12
Stock-based compensation	—	—	—	(1)
Restructuring and asset abandonment charge	—	(27)	—	10
Total operating expenses	112	83	106	123
Operating loss	(12)	17	(6)	(23)
Other income (expense), net	3	4	3	5
Net income (loss)	(9)%	21%	(3)%	(18)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE.  Revenue totaled approximately $8.3 million for the three months ended September 30, 2003, an increase of approximately $200,000 or 2% from $8.1 million for the three months ended September 30, 2002. This increase was primarily due to an 8% increase in the average contract value per customer and the acquisition of Inlumen in November 2002 that accounted for approximately $1.0 million of revenue partially offset by a decrease in the total number of customers for the three months ended September 30, 2003.

COST OF SERVICES.  Cost of services increased slightly to approximately $2.8 million for the three months ended September 30, 2003, an increase of approximately $100,000 or 4% from approximately $2.7 million for the three months ended September 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, cost of services remained at approximately 34% for the three months ended September 30, 2003 and 2002.  This net increase is due to an increase in personnel costs related to client customization allocated from research and development. This was partially offset by cost savings including renegotiated content fee contracts, monthly fees for housing our servers in third-party network data centers and other telecom costs.

RESEARCH AND DEVELOPMENT.  Research and development expenses increased slightly to $1.9 million for the three months ended September 30, 2003, an increase of approximately $100,000 or 6% from $1.8 million for the three months ended September 30, 2002.  This was due to a decrease in certain personnel costs related to client customization allocated to cost of services. As a percentage of revenue, and including Inlumen from its acquisition date, research and development expenses remained at approximately 22% during the three months ended September 30, 2003 and 2002.

SALES AND MARKETING. Sales and marketing expenses decreased to approximately $1.5 million for the three months ended September 30, 2003, a decrease of approximately $500,000 or 25%, from $2.0 million for the three months ended September 30, 2002.  This was due to a decrease in compensation expense and travel and entertainment costs associated with the reduction of our sales force and a decrease in marketing programs.   As a percentage of revenue, and including Inlumen from its acquisition date, sales and marketing expenses decreased to approximately 18% for the three months ended September 30, 2003 from approximately 24% for the three months ended September 30, 2002. The decrease in sales and marketing expense as a percentage of revenue resulted primarily from the significant reductions in sales and marketing expenditures outpacing the increase in revenue.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased to $2.5 million for the three months ended September 30, 2003, an increase of approximately $1.0 million or 67%, from approximately $1.5 million for the three months ended September 30, 2002. This increase was due to professional fees of approximately $1.1 million in relation to the MarketWatch.com acquisition, announced on July 22, 2003. As a percentage of revenue, and including Inlumen from its acquisition date, general and administrative expenses increased to approximately 30% for the three months ended September 30, 2003 from 19% for the three months ended September 30, 2002. The increase in general and administrative expense as a percentage of revenue resulted primarily from general and administrative expenditures related to deal costs outpacing the increase in revenue.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to approximately $703,000 for the three months ended September 30, 2003, a decrease of approximately $200,000 or 22%, from approximately $906,000 for the three months ended September 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, depreciation and amortization expense decreased to approximately 8% for the three months ended September 30, 2003 from approximately 11% for the three months ended September 30, 2002.  The decrease in depreciation and amortization expense as a percentage of revenue was due the depreciation savings from the abandonment of $3.4 million of assets in our restructuring plan completed in June 2002, an overall decrease in the capital assets purchased and certain assets becoming fully depreciated.  This was partially offset by the increase in the amortization of our customer list intangible from our Stockpoint acquisition of approximately $40,000 and approximately $69,000 of depreciation expense from capital assets acquired from Inlumen in the statement of operations for the three months ended September 30, 2003.

In connection with the acquisition of Inlumen, we are in the process of obtaining an independent valuation of the assets and liabilities acquired, as well as identifying the intangible assets acquired in order to finalize the allocation of the purchase price of the transaction.  The valuation will be finalized as soon as possible or within one year of the acquisition date.

STOCK-BASED COMPENSATION.  In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation expense of approximately $7,000 and $33,000 for the three months ended September 30, 2003 and 2002, respectively.  Included in stock-based compensation expense for the three months ended September 30, 2003 and 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $20,000 and $60,000, respectively.  This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the period, the Company reversed future amortization expense of approximately $28,000 and $339,000, included in the balance sheet as deferred compensation, against paid-in capital for the three months ended September 30, 2003 and 2002, respectively.  As a percentage of revenue, stock based compensation was 0% for the three months ended September 30, 2003 and 2002.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  In September 2002, management negotiated an early termination of a lease related to a facility previously restructured in 2001. This resulted in a reversal of previously recognized restructuring expense of approximately $2.4 million. This was offset by approximately $200,000 of certain other non-recurring expenses related to our name change.

We incurred no such restructuring or asset abandonment charges for the three months ended September 30, 2003.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $217,000 for the three months ended September 30, 2003, from approximately $340,000 for the three months ended September 30, 2002. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents and investments in marketable securities.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE.  Total revenue decreased to $25.1 million for the nine months ended September 30, 2003, a decrease of $1.3 million or 5% from $26.4 million for the nine months ended September 30, 2002.  This decrease was primarily due to a decrease in the total number of customers partially offset by a 15% increase in the average contract value per customer and the acquisition of Inlumen in November 2002 that accounted for approximately $3.1 million of revenue for the nine months ended September 30, 2003.

COST OF SERVICES.  Cost of services increased to approximately $8.7 million for the nine months ended September 30, 2003, an increase of approximately $100,000 or 1%, from $8.6 million for the nine months ended September 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, cost of services increased to 35% for the nine months ended September 30, 2003 from 32% for the nine months ended September 30, 2002.  This increase as a percentage of revenue is due to higher cost of services as a percentage of revenues due to an increase in personnel costs related to client customization.  This was partially offset by cost savings including renegotiated content fee contracts, monthly fees for housing our servers in third-party network data centers and other telecom costs.

RESEARCH AND DEVELOPMENT.  Research and development costs decreased to approximately $5.4 million for the nine months ended September 30, 2003, a decrease of approximately $300,000 or 5%, from $5.7 million for the nine months ended September 30, 2002.  This was primarily due to a net decrease in personnel costs as a result of fully realizing the savings from our restructuring plans and a greater allocation of salaries into cost of services related to client customization.  As a percentage of revenue, and including Inlumen from its acquisition date, research and development expenses decreased to approximately 21% during the nine months ended September 30, 2003 from approximately 22% for the nine months ended September 30, 2002.   This decrease in research and development expense as a percentage of revenue resulted from the reduction in research and development outpacing the decrease in revenue.

SALES AND MARKETING.  Sales and marketing expenses decreased to $4.7 million for the nine months ended September 30, 2003, a decrease of approximately $2.8 million or 37%, from $7.5 million for the nine months ended September 30, 2002.  This was due to a decrease in marketing programs and a decrease in compensation, travel and entertainment costs associated with the reduction of our sales force.   As a percentage of revenue, and including Inlumen from the acquisition date, sales and marketing expenses decreased to approximately 18% for the nine months ended September 30, 2003 from approximately 28% for the nine months ended September 30, 2002.  The decrease in sales and marketing expense as a percentage of revenue resulted primarily from the significant reductions in sales and marketing expenditures outpacing the decrease in revenue.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased to $5.5 million for the nine months ended September 30, 2003, an increase of approximately $100,000 or 2%, from $5.4 million for the nine months ended September 30, 2002.  This was due to a significant decrease in bad debt expense, a decrease in facilities, personnel costs and professional fees, offset by an increase in certain professional fees incurred in relation to the MarketWatch.com acquisition.  As a percentage of revenue, and including Inlumen from the acquisition date, general and administrative expenses increased to approximately 22% for the nine months ended September 30, 2003 from approximately 20% for the nine months ended September 30, 2002. The net increase in general and administrative expense as a percentage of revenue resulted primarily from the significant reductions in general and administrative expenditures offset by deal costs in relation to the MarketWatch.com acquisition outpacing the decrease in revenue.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to approximately $2.4 million for the nine months ended September 30, 2003, a decrease of approximately $800,000 or 25%, from $3.2 million for the nine months ended September 30, 2002.  As a percentage of revenue, and including Inlumen from its acquisition date, depreciation and amortization expense decreased to approximately 10% for the nine months ended September 30, 2003 from approximately 12% for the nine months ended September 30, 2002.  The decrease in depreciation and amortization expense as a percentage of revenue was due to the depreciation savings from the abandonment of $3.4 million of assets in our restructuring plan completed in June 2002, an overall decrease in the capital assets purchased and certain assets becoming fully depreciated.  This was partially offset by the increase in the amortization of our customer list intangible from our Stockpoint acquisition of approximately $277,000 and approximately $207,000 of depreciation expense from capital assets acquired from Inlumen included in the statement of operations for the nine months ended September 30, 2003.

STOCK-BASED COMPENSATION.  In connection with the granting of stock options to employees, the Company has recognized deferred stock-based compensation (income) expense of approximately $40,000 and ($356,000) for the nine months ended September 30, 2003 and 2002, respectively.  Included in stock-based compensation expense for the nine months ended September 30, 2003 and 2002, the Company has reversed previously recognized deferred stock-based compensation expense of approximately $56,000 and $812,000, respectively.  This reversal relates to previously recognized but unearned stock-based compensation of forfeited, unvested stock options granted to terminated employees. In addition, due to the forfeiture of these options during the period, the Company reversed future amortization expense of approximately $93,000 and $1.8 million, included in the balance sheet as deferred compensation, against paid-in capital for the nine months ended September 30, 2003 and 2002, respectively.  As a percentage of revenue, stock based compensation increased to 0% for the nine months ended September 30, 2003 from approximately (1)% for the nine months ended September 30, 2002.

RESTRUCTURING AND ASSET ABANDONMENT CHARGE.  The Company recognized approximately $0 and $2.5 million in restructuring charges for the nine months ended September 30, 2003 and 2002, respectively. In June 2002 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included asset impairment and abandonment charges, the involuntary terminations of 34 employees, from sales and marketing, research and development and general and administrative areas, and the closure of our UK satellite office.  As a consequence, we recorded a $4.6 million charge to operations during the second quarter of 2002 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income) and the write-off of fixed assets for office locations that were closed or consolidated and assets that were abandoned or impaired.  In September 2002, the Company’s management negotiated an early termination of a lease related to a facility previously restructured. This resulted in a reversal of previously recognized restructuring expense of approximately $2.4 million. This was offset by approximately $200,000 of certain other non-recurring expenses related to our name change.

OTHER INCOME, NET. Other income, net includes interest income from cash and cash equivalents and marketable securities offset by interest expense on capital leases. Other income, net, decreased to approximately $780,000 for the nine months ended September 30, 2003, from approximately $1.3 million for the nine months ended September 30, 2002. This decrease was due to a reduction in overall interest rates and the interest income earned on lower cash balances, cash equivalents and investments in marketable securities.

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

QUARTERLY OPERATING RESULTS

(In thousands except per share data)

	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003

Total revenue	$9,405	$9,411	$8,902	$8,051	$8,203	$8,341	$8,440	$8,347

Operating expenses:

Cost of services (excluding depreciation of $227, $247, $229, $164, $132, $102, $103 and $102 in the fourth quarter of 2001 through the third quarter of 2003, respectively, as shown below)	2,866	2,988	2,851	2,719	2,922	2,958	2,930	2,802

Research and development (excluding stock-based compensation of $236, $23, $(99), $(39), $187, $3, $(3) and $5 in the fourth quarter of 2001 through the third quarter of 2003, respectively, as shown below)	1,893	2,128	1,849	1,760	1,676	1,783	1,792	1,851

Sales and marketing (excludes stock-based compensation of $(196), $(734), $139, $(67), $(266), $17, $(7) and $(16) in the fourth quarter of 2001 through the third quarter of 2003, respectively, as shown below)	3,377	3,116	2,413	1,973	1,551	1,558	1,623	1,477

General and administrative (excludes stock-based compensation of $(296), $141, $141, $139, $246, $24, $(1) and $18 in the fourth quarter of 2001 through the third quarter of 2003, respectively, as shown below)	2,671	2,120	1,766	1,513	1,804	1,608	1,391	2,542
Depreciation and amortization	1,353	1,236	1,091	906	901	878	808	703

Stock-based compensation	(256)	(570)	181	33	167	44	(11)	7

Restructuring and asset abandonment	—	—	4,645	(2,183)	—	—	—	—
Total operating expenses	11,904	11,018	14,796	6,721	9,021	8,829	8,533	9,382

Operating income (loss)	(2,499)	(1,607)	(5,894)	1,330	(818)	(488)	(93)	(1,035)

Other income	607	604	385	340	328	327	235	217

Income (loss) attributable to common stockholders	$(1,892)	$(1,003)	$(5,509)	$1,670	$(490)	$(161)	$142	$(818)

Basic net income (loss) per common share	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	$0.00	$0.00	$(0.02)

Diluted net income (loss) per common share	$(0.04)	$(0.02)	$(0.13)	$0.04	$(0.01)	$0.00	$0.00	$(0.02)

Weighted-average number of shares used in computation of basic net loss per share	42,256	42,377	42,454	42,755	40,483	40,762	40,470	40,584

Weighted-average number of shares used in computation of diluted net loss per share	42,256	42,377	42,454	42,826	40,483	40,762	41,351	40,584

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through private sales of equity and debt securities and through our initial public offering. Sales of equity securities included $57.9 million of net proceeds from our August 2000 initial public offering of common stock and $46.2 million of net proceeds received from the July 2000 private placement of convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of September 30, 2003, we had cash and cash equivalents and marketable securities of approximately $47.7 million.

We have commitments to make future payments under various lease agreements for computer and networking equipment and our facilities leases. Future commitments under these leases are as follows:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$1,476,813	$1,058,875	$417,938	$—	$—
Operating leases	$4,326,117	$1,248,362	$1,505,935	$1,257,456	$314,364

We operate from leased premises in New York and satellite offices in San Francisco, Iowa, and Israel. Our current aggregate annual rental obligations under these leases, including our abandoned UK office, are approximately $1.4 million for the year ended December 31, 2003. For the year ended December 31, 2002, we negotiated a favorable buyout of one of our real estate leases for approximately $2.2 million. As a result of this buyout, we reduced our expected future minimum lease payment obligation by approximately $3.3 million. For the nine months ended September 30, 2003 and 2002, our capital expenditures were approximately $771,000 and $494,000, respectively. Capital expenditures were primarily for computers, hardware, software and networking equipment.

As of September 30, 2003, our principal commitments consisted of obligations outstanding under a series of capital leases for computer and networking equipment and our facilities leases. In prior years, we entered into other capital leases for the design and implementation of our financial systems. A leasing company is the beneficiary of a $1.6 million standby letter of credit with a bank securing our lease arrangement with them. At the end of each capital lease term, we have the option to purchase the equipment, typically at the lesser of fair market value or approximately 10% of gross asset value. We presently intend to exercise the purchase option for the majority of the leases.  Our landlord is the beneficiary of a $175,000 irrevocable standby letter of credit with a financial institution securing our New York office lease arrangement with them.

For the nine months ended September 30, 2003 and 2002, the net cash used in operating activities was approximately $465,000 and $4.1 million, respectively.  The net cash used in operating activities for the nine months ended September 30, 2003 resulted primarily from a net loss of approximately $836,000 an increase in prepaid expenses and other assets of approximately $541,000, a decrease in non-cash deferred revenue of approximately $3.5 million and a decrease in accrued restructuring expenses of approximately $215,000.  This was offset by non-cash charges of approximately $2.4 million, a decrease in accounts receivable of approximately $1.0 million and an increase in accounts payable and accrued expenses of $1.2 million.  The net cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from net losses of $4.8 million, a decrease in accounts payable and accrued expenses of approximately $1.1 million, a non-cash decrease in deferred revenue of $3.7 million and a decrease in accrued restructuring expenses of approximately $3.5.  This was offset by non-cash charges of approximately $6.3 million, a decrease in accounts receivable of approximately $2.2 million and a decrease in prepaid expenses and other current assets of approximately $658,000.

For the nine months ended September 30, 2003 and 2002, the net cash provided by investing activities was approximately $15.6 million and $8.9 million, respectively.  The net cash provided by investing activities for the nine months ended September 30, 2003 resulted principally from the proceeds of matured long-term marketable securities reinvested into cash equivalents of approximately $16.7 million, offset by approximately $350,000 for the payments of exit costs associated with the acquisitions of Stockpoint and Inlumen, and approximately $771,000 for the purchase of property and equipment. The net cash provided by investing activities for the nine months ended September 30, 2002 was principally from the sale of marketable securities reclassified into cash and cash equivalents of $9.8 million, offset by approximately $494,000 for the purchase of property and equipment and approximately $339,000 for the payment of severance and exit costs related to the Stockpoint acquisition and $106,000 for the payment of the withheld portion of the Stockpoint purchase price .

For the nine months ended September 30, 2003 and 2002, the net cash used in financing activities was approximately $1.2 million and 4.4 million, respectively.  The net cash used in financing activities for the nine months ended September 30, 2003 was primarily from repayments of our capital lease obligations of approximately $1.3 million and approximately $155,000 used for the repurchase of treasury stock offset by proceeds of approximately $237,000 from the exercise of stock options and stock purchases by employees. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily from repayments of our capital lease obligations of $1.9 million and $3.1 million used for the repurchase of treasury stock offset by proceeds of $548,000 from the exercise of stock options.

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

RISKS RELATED TO OUR BUSINESS

THE RECENT ANNOUNCEMENT THAT MARKETWATCH.COM, INC. WILL ACQUIRE PINNACOR COULD ADVERSELY AFFECT OUR BUSINESS.

Our business and results of operations could be affected by the announced acquisition of Pinnacor by MarketWatch. On July 23, 2003, we entered into an agreement whereby MarketWatch will acquire Pinnacor. The announcement of the acquisition could have an adverse effect on our revenue if customers delay, defer, or cancel purchases pending consummation of the planned acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned acquisition, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships.

We may suffer additional consequences if the acquisition by Marketwatch were not to be completed. If such transaction was not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•      We would not realize the benefits we expect from becoming a part of a combined company with MarketWatch, including the potentially enhanced financial and competitive position;

•     Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

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

In connection with the proposed transaction, we and MarketWatch expect to file a joint proxy statement/prospectus with the SEC. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, MarketWatch and the proposed merger, risks relating to the transaction and the combined company, and related matters. We urge all of our stockholders to read the preliminary joint proxy statement/prospectus available www.pinnacor.com under “Investor Relations – SEC Filings”.

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

While the majority of our customers are large and mid-sized enterprise customers, a number of our customers are smaller startup companies. Many of these companies have limited operating histories, operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. As a result, our allowance for doubtful accounts as of September 30, 2003 was approximately $570,000. While our bad debt expense has narrowed significantly in recent quarters and, we believe, will continue to narrow, we may continue to encounter these difficulties in the future. If any significant part of our customer base is unable or unwilling to pay our fees for any reason, our business will suffer.

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

WE ARE EFFECTIVELY CONTROLLED BY OUR EXECUTIVE OFFICERS AND DIRECTORS AND THE INTERESTS OF THESE STOCKHOLDERS COULD CONFLICT WITH YOUR INTERESTS.

Our executive officers and directors, in the aggregate, beneficially own approximately 32.8% of our outstanding common stock on a fully diluted basis. As a result, these stockholders, if acting together, would be able to exert considerable influence on any matters requiring approval by our stockholders, including the election of directors, amendments to our charter and by-laws and the approval of mergers or other business combination transactions. The ownership position of these stockholders could delay, deter or prevent a change in control of Pinnacor and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 as of January 1, 2003 has not had a material effect on our financial position and operating results.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on our financial position and operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity - We do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Exchange Rate Sensitivity - We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not have significant amount of revenue and assets denominated in a foreign currency and have minimal expenses paid in a foreign currency. Currently, the exposure is primarily related to revenue and operating expenses in the U.K. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates in relation to these revenues and expenses. We do not currently use derivative financial instruments. As of September 30, 2003 the effect of foreign exchange rate fluctuations was not material.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party, except that on July 24, 2003, a shareholder class action lawsuit, entitled Leifer v. Clark, et al., C.A. No. 20448-NC, was filed against Pinnacor Inc., Pinnacor’s current directors, a Pinnacor officer and MarketWatch.com in the Delaware Chancery Court.  The plaintiffs filed an amended complaint on September 17, 2003, which named Holdco, Pine Merger Sub and Maple Merger Sub as defendants to the action.  The lawsuit purports to be a class action filed on behalf of holders of Pinnacor’s common stock who allegedly are or will be threatened with injury arising from actions by the defendants in connection with the merger.   The lawsuit alleges that Pinnacor’s directors breached their fiduciary duties in proceeding with the merger by agreeing to a proposed purchase price that fails to adequately compensate Pinnacor shareholders for the loss of control of the company.  The lawsuit alleges that MarketWatch knowingly aided and abetted these breaches of fiduciary duty in some unspecified way.  The lawsuit also alleges that the registration statement on Form S-4, which includes the joint proxy statement-prospectus, contains material misrepresentations and omissions which render it defective.  The lawsuit seeks an unspecified amount of damages and also an injunction against consummation of the proposed transaction.  The plaintiff has moved for expedited discovery and has requested the production of documents from Pinnacor and MarketWatch.  Pinnacor and MarketWatch have begun producing documents responsive to the plaintiff’s request.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From the date of receipt of funds from our initial public offering through September 30, 2003, the net proceeds of the offering have been used to support our domestic sales and marketing activities, our international operations, product development and for general corporate purposes. We also may use a portion of the net proceeds to invest in complementary businesses or technologies. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in interest-bearing, investment-grade securities.

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

On October 23, 2003 the registrant submitted a report on Form 8-K under Item 12 to file a press release dated October 23, 2003 reporting its financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACOR, INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ KIRK LOEVNER	President, Chief Executive Officer and Chairman	November 14, 2003
Kirk Loevner

/s/ DAVID M. OBSTLER	Chief Financial Officer, Executive Vice President of Corporate Development & Strategy and Treasurer	November 14, 2003
David M. Obstler